Form 10-Q
period 1995-03-31
DIVALL INSURED INCOME FUND LTD PARTNERSHIP
filed 1995-05-12
CIK 786974

                                   FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended                March 31, 1995
                                    --------------------------------------------
                                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                      to
                                   ----------------------   --------------------


                        Commission file number  0-16722


                 DIVALL INSURED INCOME FUND LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)


           WISCONSIN                                     36-6845083
   (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                    Identification No.)


         101 West 11th Street, Suite 1110, Kansas City, Missouri 64105
          (Address of principal executive offices, including zip code)


                                 (816) 421-7444
              (Registrant's telephone number, including area code)


     Securities registered pursuant to Section 12(b) of the Act:  None

     Securities registered pursuant to Section 12(g) of the Act: Limited Partnership Interests

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes          No    X
                                          -------     -------

                         PART I - FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS

                 DIVALL INSURED INCOME FUND LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                      MARCH 31, 1995 AND DECEMBER 31, 1994

                                     ASSETS

                                                           (Unaudited)
                                                            March 31,    December 31,
                                                               1995          1994
                                                           ------------  -------------
INVESTMENT PROPERTIES AND EQUIPMENT: (NOTE 3)
     Land                                                  $ 7,358,073    $ 7,358,073
     Buildings and improvements                             12,070,525     12,070,525
     Equipment                                                 246,896        246,896
     Accumulated depreciation                               (3,807,765)    (3,712,602)
                                                           -----------    -----------
     Net investment properties and equipment                15,867,729     15,962,892
                                                           -----------    -----------
NET INVESTMENT IN DIRECT FINANCING LEASES: (NOTE 8)            292,387        303,811
                                                           -----------    -----------
OTHER ASSETS:
     Cash and cash equivalents                                 536,676      1,169,554
     Cash restricted for real estate taxes                      56,405          6,910
     Cash held in Indemnification Trust (NOTE 11)              255,822        191,798
     Rents and other receivables (net of allowance of
       $151,629 in 1995 and $151,161 in 1994)                  121,991         68,303
     Deferred rent receivable                                  111,993        108,024
     Due from current General Partner                              133              0
     Due from affiliated partnerships (NOTE 12)                142,353        149,435
     Prepaid insurance                                          10,548          7,878
     Unsecured notes receivable from lessees                     2,245          5,270
     Deferred loan costs (net of accumulated
       amortization of $52,416 in 1995 and $51,753
       in 1994)                                                  6,618          7,281
                                                           -----------    -----------
     Total other assets                                      1,244,784      1,714,453
                                                           -----------    -----------
DUE FROM FORMER AFFILIATES:(NOTE 2)
     Due from former general partner affiliates              1,141,066      1,144,448
     Allowance for uncollectible amounts due from
       former affiliates                                      (830,051)      (830,051)
     Restoration cost receivable                               657,431        606,430
     Allowance for uncollectible restoration receivable       (657,431)      (606,430)
                                                           -----------    -----------
     Due from former affiliates, net                           311,015        314,397
                                                           -----------    -----------
     Total assets                                          $17,715,915    $18,295,553
                                                           ===========    ===========


        The accompanying notes are an integral part of these statements.

                 DIVALL INSURED INCOME FUND LIMITED PARTNERSHIP

                       LIABILITIES AND PARTNERS' CAPITAL

                      MARCH 31, 1995 AND DECEMBER 31, 1994
                      ------------------------------------

                                                           (Unaudited)
                                                            March 31,     December 31,
                                                              1995            1994
                                                          -------------   ------------
LIABILITIES:
       Mortgage notes payable (NOTE 6)                     $  1,153,680   $  1,155,528
       Accounts payable and accrued expenses                     38,717         43,787
       Payable to tenant                                              0        144,000
       Due to current General Partner                             1,150          1,673
       Accrued interest payable                                 133,972        121,026
       Security deposits                                        125,410        125,410
       Real estate taxes payable                                 56,405        132,946
       Unearned rental income                                    24,000              0
                                                           ------------   ------------
       Total liabilities                                      1,533,334      1,724,370
                                                           ------------   ------------
CONTINGENT LIABILITIES: (NOTES 10 AND 14)
PARTNERS' CAPITAL:(NOTES 1, 4 AND 14)
    Former general partners -
       Capital contributions                                        100            100
       Cumulative net income                                    789,806        789,806
       Cumulative cash distributions                                  0              0
       Reallocation of former general partners'
         capital to Limited Partners                           (789,906)      (789,906)
                                                           ------------   ------------
                                                                      0              0
                                                           ------------   ------------
    Current General Partner -
       Cumulative net income                                     22,406         19,530
       Cumulative cash distributions                             (9,668)        (8,518)
                                                           ------------   ------------
                                                                 12,738         11,012
                                                           ------------   ------------
    Limited Partners (25,000 interests outstanding) -
       Capital contributions, net of offering costs          22,270,578     22,270,578
       Cumulative net income                                  9,376,100      9,091,428
       Cumulative cash distributions                        (16,266,741)   (15,591,741)
       Reallocation of former
         general partners' capital                              789,906        789,906
                                                           ------------   ------------
                                                             16,169,843     16,560,171
                                                           ------------   ------------

       Total partners' capital                               16,182,581     16,571,183
                                                           ------------   ------------

       Total liabilities and partners' capital             $ 17,715,915   $ 18,295,553
                                                           ============   ============



        The accompanying notes are an integral part of these statements.

                 DIVALL INSURED INCOME FUND LIMITED PARTNERSHIP

                              STATEMENTS OF INCOME

                                  (UNAUDITED)

                                                           Three Months Ended March 31,
                                                             1995                1994
                                                           --------            --------
REVENUES:
     Rental income                                         $490,815            $553,094
     Interest income on direct financing leases               7,507               8,590
     Interest income                                          9,585               2,937
     Other Income                                             1,127              31,118
                                                           --------            --------
                                                            509,034             595,739
                                                           --------            --------
EXPENSES:
     Partnership management fees paid
       to current General Partner                            21,626              25,809
     Restoration fees - current General Partner                 135                 606
     Insurance                                                5,556              11,344
     General and administrative(NOTE 9)                      14,304              14,847
     Interest                                                27,371              58,599
     Real estate taxes, including interest and penalties          0               2,682
     Expenses incurred due to default by lessee                 967                   0
     Professional services                                   39,959              33,520
     Professional services related to Investigation          11,608              29,425
     Advisory board fees and expenses                         4,133               5,772
     Depreciation                                            95,163             108,141
     Amortization                                               662               1,807
                                                           --------            --------
                                                            221,484             292,552
                                                           --------            --------
NET INCOME                                                 $287,550            $303,187
                                                           ========            ========
NET INCOME - CURRENT GENERAL PARTNER                       $  2,876            $  3,032
NET INCOME - LIMITED PARTNERS                               284,674             300,155
                                                           --------            --------
                                                           $287,550            $303,187
                                                           ========            ========
NET INCOME PER LIMITED PARTNERSHIP INTEREST,
     based on 25,000 interests outstanding                   $11.39              $12.01
                                                             ======              ======


        The accompanying notes are an integral part of these statements.

                 DIVALL INSURED INCOME FUND LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)



                                                                                 Three months ended March 31,
                                                                                 1995                    1994
                                                                              ----------               ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                  $  287,550               $ 303,187
  Adjustments to reconcile net income to net
    cash provided by operating activities -
     Depreciation and amortization                                                95,825                 109,948
     Interest applied to Indemnification Trust Account                            (4,024)                      0
     Increase in unearned rental income                                           24,000                  14,706
     (Increase)/Decrease in rents and other receivables                          (53,822)                 45,228
     (Increase) in long-term rent receivable                                      (3,969)                      0
     (Deposits)/Withdrawals for payment of real estate taxes                     (49,495)                 20,468
     (Increase)/Decrease in prepaid expenses                                      (2,670)                 11,344
     (Decrease) in accounts payable and accrued expenses                          (5,069)                (32,300)
     (Decrease) in payable to tenant                                            (144,000)                      0
     Increase/(Decrease) in due to current General Partner                          (523)                  3,224
     Increase in accrued interest payable                                         12,945                       0
     (Decrease) in real estate taxes payable                                     (76,542)                (53,465)
                                                                              ----------               ---------
         Net cash provided from operating activities                              80,206                 422,340
                                                                              ----------               ---------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
     Deposit to Indemnification Trust cash account                               (60,000)                      0
     Payments from affiliated partnerships                                         7,082                  28,137
     Recoveries from former affiliates                                             3,382                  15,705
     Principal payments received on direct financing leases                       11,424                  10,340
     Principal receipts on notes receivable                                        3,026                   9,187
                                                                              ----------               ---------
         Net cash from (used in) investing activities                            (35,086)                 63,369
                                                                              ----------               ---------
CASH FLOWS (USED IN) FINANCING ACTIVITIES:
     Principal payments on mortgage notes                                         (1,848)                (14,605)
     Cash distributions to Limited Partners                                     (675,000)               (450,000)
     Cash distributions to current General Partner                                (1,150)                 (1,618)
                                                                              ----------               ---------
         Net cash (used in) financing activities                                (677,998)               (466,223)
                                                                              ----------               ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            (632,878)                 19,486
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               1,169,554                 664,475
                                                                              ----------               ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $  536,676               $ 683,961
                                                                              ==========               =========
SUPPLEMENTAL DISCLOSURE--cash paid for interest                               $   14,426               $  58,599
                                                                              ==========               =========



        The accompanying notes are an integral part of these statements.

                 DIVALL INSURED INCOME FUND LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS



1.   ORGANIZATION AND BASIS OF ACCOUNTING:
     -------------------------------------

DiVall Insured Income Fund Limited Partnership (the "Partnership") was formed on November 29, 1985, pursuant to the Uniform Limited Partnership Act of the State of Wisconsin. The initial capital which was contributed during 1986, consisted of $110, representing aggregate capital contributions of $100 by the former general partners and $10 by the Initial Limited Partner. The Partnership initially offered 15,000 additional limited partnership interests ("Interests") at $1,000 per Interest. Subsequently, the former general partners exercised their option to increase the offering to 25,000 Interests. The offering closed on March 16, 1988 at which point 25,000 Interests had been sold, resulting in the receipt by the Partnership of offering proceeds of $22,270,578, net of offering costs and after volume discounts.

Rental revenue from investment properties is recognized on the straight-line basis over the life of the respective lease. Revenue from direct financing leases is recognized at level rates of return over the term of the lease.

Prior to 1992, depreciation of the properties was provided on a straight-line basis over estimated useful lives of 20 to 25 years which generally approximated the lease terms. Beginning January 1, 1992, the Partnership prospectively revised the remaining lives of its properties to 31.5 years which management believes is a better representation of the estimated useful lives of the buildings and improvements. Equipment is depreciated on a straight-line basis over the estimated useful lives of 5 years.

Real estate taxes on the Partnership's investment properties are the responsibility of the tenant. However, when a tenant fails to make the required tax payments or when a property becomes vacant, the Partnership makes the appropriate payment to avoid possible foreclosure of the property. Taxes are accrued in the period in which the liability is incurred.

Cash and cash equivalents include cash on deposit in financial institutions and highly liquid temporary investments with initial maturities of 90 days or less.

The Partnership will be dissolved on November 30, 2010, or earlier upon the prior occurrence of any of the following events: (a) the disposition of all properties of the Partnership; (b) the written determination by the General Partner that the Partnership's assets may constitute "plan assets" for the purposes of ERISA; (c) the agreement of Limited Partners owning a majority of the outstanding interests to dissolve the Partnership; or (d) the bankruptcy or termination of the existing General Partner, unless an additional General Partner is previously elected by the Limited Partners.

No provision for Federal income taxes has been made, as any liability for such taxes would be that of the individual partners rather than the Partnership. At December 31, 1994, the tax basis of the Partnership's assets exceeded the amounts reported in the accompanying financial statements by approximately $4,000,000.

2.   REGULATORY INVESTIGATION:
     -------------------------

A preliminary investigation during 1992 by the Office of the Commissioner of Securities for the State of Wisconsin and the Securities and Exchange Commission (the "Investigation"), revealed that during at least the four years ended December 31, 1992, two of the former general partners of the Partnership, Gary
J. DiVall ("DiVall") and Paul E. Magnuson ("Magnuson") had transferred substantial cash assets of the Partnership and two affiliated publicly registered partnerships, DiVall Insured Income Properties 2 Limited Partnership ("DiVall 2") and DiVall Income Properties 3 Limited Partnership ("DiVall 3") (collectively the "Partnerships") to various other entities previously sponsored by or otherwise affiliated with DiVall and Magnuson. The unauthorized transfers were in violation of the respective Partnership Agreements and resulted in part, from material weaknesses in the internal control system of the Partnerships. The aggregate amount of the misappropriation, related costs, and 9% interest accrued since January 1, 1993, is in excess of $13,900,000, of which approximately $1,798,000 has been attributed to the Partnership and is reflected as due from former affiliates on the balance sheet at March 31, 1995. The 9% interest accrued as of March 31, 1995, amounted to approximately $323,000 and is not reflected in the accompanying income statement. As of December 31, 1994, $1,751,000 was reflected as due from former affiliates based on the estimated overall misappropriation and related costs of $13,500,000. As of December 31, 1994, PMA savings representing cost savings to the Partnerships as a result of the implementation of the Permanent Manager Agreement, are estimated to approximate $565,000, of which approximately $43,000 is attributed to the Partnership. PMA savings are not credited against the due from former affiliates account on the financial statements of the Partnerships.

Subsequent to discovery, and in response to the regulatory inquiries, a third-party Permanent Manager, The Provo Group, Inc. ("TPG"), was appointed (effective February 8, 1993) to assume the responsibility for daily operations and assets of the Partnerships as well as to develop and execute a plan of restoration for the Partnerships. Effective May 26, 1993, the Limited Partners, by written consent of a majority of interests, elected The Permanent Manager, TPG, as General Partner. TPG terminated the former general partners by accepting their tendered resignations.

The current General Partner intends to vigorously pursue recovery of the misappropriated funds from the various sources and initially estimated a range of recovery with an estimated floor of $3 million for the Partnerships. Accordingly, an allowance has been established against amounts due from former general partner affiliates reflecting the current General Partner's best estimate of potential loss from misappropriated amounts. This allowance has been allocated among the Partnerships based on each Partnership's pro rata share of the total misappropriation. The amount of the allowance was unchanged at March 31, 1995. Pending the outcome of the litigation and other matters affecting the sources of potential recovery, it is not possible to determine the amount, if any, that will ultimately be recovered. The ultimate recovery will likely be for an amount different than the current estimate.

As mentioned above, material weaknesses were identified in the Partnership's internal control structure. The internal control structure was not adequate to assure that all transactions of the Partnership were properly recorded and reflected in the books and records and financial statements of the Partnership. Significant transactions affecting the Partnership were apparently initiated by DiVall and Magnuson during at least the four years ended December 31, 1992, which initially either were not recorded on the books and records of the Partnership or were improperly recorded and characterized. Such transactions included unsupported disbursements or improper disbursements under the terms of the Partnership Agreement and the encumbrance of Partnership assets. All transactions identified during the regulatory Investigation and concurrent reviews have been reflected in the Partnership's financial statements as of March 31, 1995. Because of the significance of the weaknesses in the internal control structure, there could be no certainty that all improper and unsupported transactions were identified and recorded and reflected in the Partnership's financial statements as of December 31, 1992. Accordingly, the Partnership's auditors were unable to render an opinion on the financial statements for the year ended December 31, 1992. Financial statements for prior periods, including 1991 and certain prior years and quarterly reports as of September 30, 1992, and certain prior quarters, do not properly reflect such transactions, but have not been restated due to the impracticality and uncertainty in attempting to make such restatements. Correspondingly, management elected to record in the period discovered certain immaterial errors discovered during 1993 which related to prior periods, to assure effective disclosure of amounts which have otherwise been deemed immaterial in relation to partners' capital.


3.   INVESTMENT PROPERTIES:
     ----------------------

As of March 31, 1995, the Partnership owned 22 fully constructed fast-food restaurants and a parcel of undeveloped land. The restaurants are comprised of the following: two (2) Chi Chi's Mexican restaurants, four (4) Taco Cabana restaurants, six (6) Denny's restaurants, seven (7) Popeye's Famous Fried Chicken restaurants, one (1) Hardee's restaurant, one (1) former Porterhouse
restaurant, and one (1) future Fazoli's restaurant.   The 22 properties are
located in seven (7) states.

The undeveloped land is located in Colorado Springs, Colorado, and was originally purchased in contemplation of constructing and leasing a Rocky Rococo's restaurant. The land was purchased from a former affiliate of the Partnership in 1987. As part of the purchase, the former affiliate agreed to reimburse the Partnership for any costs to carry the property while the land remained unimproved and nonearning. The construction never commenced and the former affiliate has not fully reimbursed the Partnership for its costs. The unreimbursed costs include guaranteed monthly rent, real estate taxes, insurance, and additional items required to maintain the property. At March 31, 1995 and December 31, 1994, these costs totalled approximately $184,000 and $169,000, respectively, and are not reflected in the Partnership's financial statements. Management is currently negotiating a contract to sell the undeveloped parcel. The land was originally purchased for $356,549 and has an adjusted carrying value at March 31, 1995, of $250,000 which approximates the estimated net realizable value.

From time to time, the Partnership experiences interruptions in rental receipts due to tenant delinquencies and vacancies. During March 1994, the Partnership's Happy Joe's restaurant located in Des Moines, Iowa, became vacant. Management executed a new lease on the property during February 1995 with Fazoli's restaurant. In September 1994, the Partnership's Denny's restaurant in Hopkins, Minnesota, was closed by the tenant. However, the tenant continues to pay rent and has executed a lease with a sub-tenant. During January 1995, the Partnership evicted the tenant and took possession of the Porterhouse restaurant in Chicago, Illinois. The tenant in this property has been delinquent and in bankruptcy throughout 1994. Management has listed the property for re-lease.

The total cost of the investment properties and equipment includes the original purchase price plus acquisition fees and other capitalized costs paid to a former affiliate of the general partners.

Prior to 1992, depreciation of the properties was provided on a straight-line basis over estimated useful lives of 20 to 25 years which generally approximated the lease terms. Beginning January 1, 1992, the Partnership prospectively revised the remaining lives of its properties to 31.5 years which management believes is a better representation of the estimated useful lives of the buildings and improvements.

The Partnership's investment properties had been managed by an affiliate of the former general partners pursuant to a management agreement which provided for a fee equal to 1% of gross receipts. In addition, the former general partner affiliate was entitled to receive reimbursements of general and administrative costs, either direct or indirect. As a result of the Investigation, the Partnership engaged a third party as Interim Manager in October 1992.
Subsequent to the appointment of the Permanent Manager, effective February 8, 1993, these services were being provided by the Permanent Manager for an overall fee equal to 4% of the gross receipts, with a maximum reimbursement for the office rent and related office overhead of $25,000 between the three affiliated Partnerships as provided in the Permanent Manager Agreement ("PMA"). On May 26, 1993, the Permanent Manager, TPG, replaced the former general partners as the new General Partner as provided for in an amendment to the Partnership Agreement dated May 26, 1993. Pursuant to amendments to the Partnership Agreement, TPG continues to provide management services for the same fee structure as provided in the PMA mentioned above. Effective March 1, 1995, the minimum management fee and the maximum reimbursement for office rent and overhead increased by 2.7%, representing the allowable annual Consumer Price Index adjustment per the PMA. For purposes of computing the 4% overall fee, gross receipts includes amounts recovered in connection with the misappropriation of assets by the former general partners and their affiliates. TPG has received fees from the Partnership totaling $2,991 to date on the amounts recovered.

Several of the Partnership's property leases contain purchase option provisions with stated purchase prices in excess of the original cost of the properties. The current General Partner is unaware of any unfavorable purchase options in relation to original cost.

4.   PARTNERSHIP AGREEMENT:
     ----------------------

The Partnership Agreement, prior to an amendment effective May 26, 1993, provided that for financial reporting and income tax purposes, net profits or losses from operations were allocated 90% to the Limited Partners and 10% to the General Partners. The Partnership Agreement also provided for quarterly cash distributions from Net Cash Receipts, as defined, within 60 days after the last day of the first full calendar quarter following the date of release of the subscription funds from escrow, and each calendar quarter thereafter, in which such funds were available for distribution with respect to such quarter. Such distributions were to be made 90% to Limited Partners and 10% to the former general partners, provided, however, that quarterly distributions would be cumulative and were not to be made to the former general partners unless and until each Limited Partner had received a distribution from Net Cash Receipts, as defined, in an amount equal to 10.5% annum, cumulative simple return on his or her Adjusted Original Capital, as defined, from the Return Calculation Date, as defined.

Net proceeds, as originally defined, were to be distributed as follows: (a) to the Limited Partners, an amount equal to 100% of their Adjusted Original Capital, (b) then, to the Limited Partners, an amount necessary to provide each Limited Partner a 14% per annum, cumulative simple return thereon from the Return Calculation Date, including in the calculation of such return, all prior distributions of Net Cash Receipts and any prior distributions of Net Proceeds of this clause, and (c) then, to Limited Partners, 88%, and to the General Partners, 12%, of remaining Net Proceeds available for distribution.

Under the terms of the Partnership Agreement, the General Partners were obligated to create and contribute to an escrow fund an amount equal to 25% of Net Cash Receipts distributed to the General Partners. At December 31, 1993, the General Partner had contributed $1,974 to the fund. The fund was to be used to repurchase interests of Limited Partners that exhibited hardship, at the determination of the General Partner, and for distributions to the Limited Partners upon final dissolution of the Partnership to permit the Limited Partners to receive an amount equal to their Liquidation Preference of 14% per annum. During 1994, it was determined that the amounts being funded to the escrow fund were immaterial, and the fund was eliminated. Amounts paid to the escrow fund were returned to the Partnership.

On May 26, 1993, pursuant to the results of a solicitation of written consents from the Limited Partners, the Partnership Agreement was amended to replace the former general partners and amend various sections of the agreement. The former general partners were replaced as General Partner by The Provo Group, Inc., an Illinois corporation. Under the terms of the amendment, net profits or losses from operations are allocated 99% to the Limited Partners and 1% to the current General Partner. The amendment also provided for distributions from Net Cash Receipts to be made 99% to the Limited Partners and 1% to the current General Partner provided that quarterly distributions will be cumulative and will not be made to the current General Partner unless and until each Limited Partner has received a distribution from Net Cash Receipts in an amount equal to 10.5% per annum, cumulative simple return on his or her Adjusted Original Capital, as defined, from the Return Calculation Date, as defined except to the extent needed by the General Partner to pay its federal and state income taxes on the income allocated to it attributable to such year. Distributions paid to the General Partner are based on the estimated tax liability resulting from allocated income. Subsequent to the filing of the General Partner's income tax returns, a true-up of actual distributions is made.

The provisions regarding distribution of Net Proceeds, as defined, were also amended to provide that Net Proceeds are to be distributed as follows: (a) to the Limited Partners, an amount equal to 100% of their Adjusted Original Capital; (b) then, to the Limited Partners, an amount necessary to provide each Limited Partner a 14% per annum, cumulative simple return therein from the Return Calculation Date, including in the calculation of such return all prior distributions of Net Cash Receipts and any prior distributions of Net Proceeds under this clause except to the extent needed by the General Partner to pay its federal and state income tax on the income allocated to it attributable to such year; and (c) then, to Limited Partners, 99%, and to the General Partner, 1%, of remaining Net Proceeds available for distribution.

Additionally, per the amendment of the Partnership Agreement dated May 26, 1993, the total compensation paid to all persons for the sale of the investment properties shall be limited to a Competitive Real Estate commission, not to exceed 6% of the contract price for the sale of the property. The General Partner may receive up to one-half of the Competitive Real Estate commission, not to exceed 3%, provided that the General Partner provides a substantial amount of services in the sales effort. It is further provided that a portion of the amount of such fees payable to the General Partner is subordinated to its success at recovering the funds misappropriated by the former general partners. (See Note 10.)

5.   LEASES:
     -------

Lease terms for the majority of the investment properties are 20 years from their inception. The leases generally provide for minimum rents and additional rents based upon a percentage of gross sales in excess of specified sales levels. The lessee is responsible for occupancy costs such as maintenance, insurance, real estate taxes, and utilities. Accordingly, these amounts are not reflected in the statements of income, except in circumstances where, in management's opinion, the Partnership will be required to pay such costs to preserve its assets (i.e., payment of past-due real estate taxes). Management has determined that the leases are properly classified as operating leases; therefore, rental income is reported when earned and the cost of the property, excluding the cost of the land, is depreciated over its estimated useful life.

Aggregate minimum lease payments to be received under the leases for the Partnership's properties are as follows:

                        Year ending
                        December 31,
                            1995          1,671,784
                            1996          1,671,784
                            1997          1,671,784
                            1998          1,633,700
                            1999          1,635,900
                        Thereafter       13,294,258
                                        -----------
                                        $21,579,210
                                        ===========

6.    MORTGAGE NOTES PAYABLE:
      -----------------------

At March 31, 1995, mortgage notes payable consist of the following:


          Outstanding
       Principal Balance  Interest Rate      Maturity Date
       -----------------  --------------   ----------------
       a.    296,519       prime + 2.5%     September, 1997
       b.    257,161               9.5%     September, 1997
       c.    600,000       prime + 2.0%        August, 1992
          ----------
          $1,153,680
          ==========

     a. In September 1992, the Partnership entered into a promissory note agreement with Riverside Bank, Minnesota, in the amount of $310,000. The note bears interest at the referenced prime rate, as defined, plus 2.5%. Principal and interest are paid in monthly installments of $3,285 until September 1997, when all outstanding amounts are due.
          The note is secured by a mortgage on a Denny's restaurant located in Hopkins, Minnesota, with a net book value at March 31, 1995 of $653,048. The proceeds of the note were used to convert a Rocky Rococo restaurant to a Denny's restaurant.

     b. In September 1992, the Partnership entered into a loan agreement with Bank One, Beaver Dam, Wisconsin, in the amount of $270,000. The loan bears interest at 9.5% and is payable in monthly installments of $2,520 through September 1997, with a lump-sum amount of $239,747 due at that time. The loan is secured by a mortgage on a Denny's restaurant located in Beaver Dam, Wisconsin, with a net book value at March 31, 1995, of $504,838. The proceeds of the loan were used to convert a Rocky Rococo restaurant to a Denny's restaurant.

     c. During the Investigation, discussed in Note 2, it was discovered that the former general partners borrowed $600,000 during or before 1991 from Metro North State Bank in Missouri (now Boatmen's First National Bank of Kansas City) secured by mortgages on five (5) Partnership properties. The mortgage note bears interest at the referenced prime rate, as defined, plus 2% and was due August 15, 1992. The proceeds of the note were not received by the Partnership and, accordingly, a corresponding amount due from former affiliates was recorded in 1992. As of March 31, 1995, the Partnership has not paid debt service on this note. Management has met with representatives of the bank and has disputed the obligation. The Partnership received a notice of default on this note in October 1993 and an action of foreclosure was filed in February 1994 on one of the Partnership's properties located in Dallas, Texas, with a net book value of $1,220,977 at March 31, 1995. See Note 13 for further discussion of litigation concerning this note. Interest in the amount of $134,000 was accrued, but unpaid, as of March 31, 1995.

          Scheduled maturities of all notes payable, with the exception of the $600,000 note payable mentioned above, are as follows:

                                Year Ending
                                December 31,
                                1995             $ 12,114
                                1996               15,261
                                1997              526,305
                                                 --------
                                                 $553,680
                                                 ========

7.   TRANSACTIONS WITH FORMER AFFILIATES AND CURRENT GENERAL PARTNER:
     ----------------------------------------------------------------

Amounts paid to the current General Partner for the three months ended March 31, 1995 and 1994, are as follows:

                                               Incurred as of      Unpaid at       Incurred as of
Current General Partner                        March 31, 1995    March 31, 1995    March 31, 1994
- - - - - -----------------------                        --------------    --------------    --------------
Management fees                                       $21,625            $ (135)          $25,809
Restoration fees                                          135                 0               606
Overhead allowance                                      1,813                 0             1,794
Reimbursement for out-of-pocket expenses                2,183                 0               792
Cash distribution                                       1,150             1,150             1,618
                                                      -------            ------           -------
                                                      $26,906            $1,015           $30,619
                                                      =======            ======           =======


8.   NET INVESTMENT IN DIRECT FINANCING LEASES:
     ------------------------------------------

The net investment in direct financing leases which includes the Partnership's specialty leasehold improvement leases, is composed of the following as of March 31, 1995:

     Minimum lease payments receivable              $371,187
     Less - Unearned income                          (78,800)
                                                    --------
     Net investment in direct financing leases      $292,387
                                                    ========

Scheduled future minimum lease payments are as follows:

                     Year ending
                     December 31,
                        1995              $ 56,790
                        1996                75,720
                        1997                75,720
                        1998                75,720
                        1999                75,720
                     Thereafter             11,517
                                          --------
                                          $371,187
                                          ========


9.   GENERAL AND ADMINISTRATIVE EXPENSES:
     ------------------------------------

For the three months ended March 31, 1995 and 1994, general and administrative expenses incurred by the Partnership were as follows:

                           1995      1994
                          -------   -------
Communication costs       $ 7,607   $ 7,934
Travel costs                  400     2,060
Overhead allowance          1,813     1,794
Other administration        1,119     3,059
Income tax expense          3,365         0
                          -------   -------
                          $14,304   $14,847
                          =======   =======

10.  CONTINGENT LIABILITIES:
     -----------------------

According to the Partnership Agreement, as amended, the current General Partner may receive a disposition fee not to exceed 3% of the contract price of the sale of investment properties. Fifty percent (50%) of all such disposition fees earned by the current General Partner are to be escrowed until the aggregate amount of recovery for the funds misappropriated from the Partnerships by the former general partners is greater than $4,500,000. Upon reaching such recovery level, full disposition fees will thereafter be payable and fifty percent (50%) of the previously escrowed amounts will be paid to the current General Partner. At such time as the recovery exceeds $6,000,000 in the aggregate, the remaining escrowed disposition fees shall be paid to the current General Partner. If such levels of recovery are not achieved, the current General Partner will contribute the amounts escrowed towards the recovery. In lieu of an escrow, 50% of all such disposition fees have been paid directly to the restoration account and then distributed among the three Partnerships. The amount allocated to the Partnership may be owed to the current General Partner if the above noted recovery levels are met. As of March 31, 1995, the Partnership may owe the current General Partner $7,349, which is currently reflected as a recovery, if certain specified recovery levels are achieved.


11.  PMA INDEMNIFICATION TRUST:
     --------------------------

The Permanent Manager Agreement ("PMA") provides that the Permanent Manager will be indemnified from any claims or expenses arising out of or relating to the Permanent Manager serving in such capacity or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by the Permanent Manager. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership's creditors. An Indemnification Trust ("Trust") serving such purposes has been established at United Missouri Bank, N.A. The Trust has been fully funded with Partnership assets as of March 31, 1995. Funds are invested in U.S. Treasury securities. In addition, interest totaling $5,822 has been credited to the Trust as of March 31, 1995. The rights of the Permanent Manager to the Trust shall be terminated upon the earliest to occur of the following events: (i) the written release by the Permanent Manager of any and all interest in the Trust;
(ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against the Permanent Manager and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that the Permanent Manager shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.


12.  RESTORATION TRUST ACCOUNT; EXPENSE ALLOCATIONS; AND RELATED
     -----------------------------------------------------------
     INTER-PARTNERSHIP RECEIVABLES:
     ------------------------------

Restoration costs represent expenses incurred by the Partnership in relation to the misappropriated assets by the former general partners and their affiliates. These costs are allocated among the Partnerships based on each partnership's respective share of the entire misappropriation, as currently quantified. The amount of misappropriation for each partnership is adjusted annually to reflect new discoveries and more accurate quantification of amounts based on the continuing Investigation. Such adjustments will result in periodic adjustments to prior allocations of recovery costs to reflect updated information. Consequently, previous payments for restoration expenses may not be consistent with modified allocations. Based on modified allocations adjusted as of December 31, 1993, the Partnership was owed $295,053 from DiVall 3 for amounts paid on its behalf. Such amounts are reflected on the balance sheet as due from affiliated partnerships. During 1994, the Partnership made an additional adjustment increasing the amount due from DiVall 3 by $5,346. These amounts have been offset by $158,046 received from DiVall 3. At March 31, 1995, the Partnership was owed $142,353 from DiVall 3.

When recoveries are realized by the Partnerships, the amounts received are distributed to each respective partnership on the same basis as the restoration costs are currently being allocated. Additionally, any available recovery funds have been utilized first to satisfy amounts due other partnerships for amounts advanced under prior allocation methods. As of March 31, 1995, the

Partnerships recovered a total of $546,695 from the former general partners and their affiliates. Of this amount, the Partnership received its pro-rata share in the amount of $67,441. Additionally, $57,143, representing 50% of all disposition fees earned by the General Partner have been paid to the recovery. Of that amount, $7,349 was allocated to the Partnership and is contingently payable to the General Partner upon achievement of certain recovery levels as described in Note 10.

The PMA contemplated that the Permanent Manager could establish a separate and distinct Restoration Trust Fund which would hold all recoveries until a final independent adjudication by a court of competent jurisdiction or vote of the Limited Partners ratified the allocation of proceeds to each respective partnership. Management has concluded that a fair and reasonable interim accounting for recovery proceeds can be accomplished at the partnership level in a manner similar to restoration costs which are paid directly by the Partnerships. Management reserves the right to cause the final allocation of such costs and recoveries to be determined either by a vote of the Limited Partners or a court of competent jurisdiction. Potential sources of recoveries include third party litigation, promissory notes, land contracts, and personal assets of the former general partners and their affiliates.


13.  LITIGATION:
     -----------

On March 16, 1993, the Partnership, along with DiVall 2 and DiVall 3, initiated a lawsuit against Ernst & Young LLP ("E & Y"), a certified public accounting firm, in the Circuit Court of Dane County, Wisconsin in connection with the audits of the Partnerships performed by E & Y for the years 1989, 1990 and 1991. The Complaint filed in said lawsuit alleges, among other things, that Defendant E & Y, was negligent in its audit work for the Partnerships by failing to exercise ordinary care and failing to adhere to professional standards in the following areas: reviewing, understanding, and auditing of compliance with the Partnership Agreements; evaluation of the adequacy of internal controls; identification of audit risks; selection and implementation of audit procedures to address audit risks; identification of related party transactions; compilation of sufficient evidential matters; resolution of improper transfers and allocations; disclosure of related party transactions; and exercise of appropriate audit skepticism. The Partnerships request the payment of damages in the amount of $9,000,000, plus interest, attorneys fees and costs, and whatever additional relief the court deems just and proper. E & Y filed an Answer denying that it was negligent, and discovery is in process.

E & Y also filed third-party claims alleging fraud and negligence on the part of the Partnerships' former law firm, Quarles & Brady. Additionally, E & Y also filed third-party claims against Paul Magnuson, Gary DiVall, an affiliate of the former general partners, DiVall Real Estate Investment Corporation ("DREIC"), David Shea ("Shea") (former Acquisitions Director of DREIC), and Lisa Shatrawka (former Controller for DREIC and former Director of Fund Management with TPG). In turn, Quarles & Brady has filed third-party claims against KPMG Peat Marwick, the predecessor accountants to E & Y. The Partnerships have filed claims against Magnuson, DiVall, DREIC, Shea, and Quarles & Brady. E&Y's claims against Ms. Shatrawka were recently voluntarily dismissed.

The Partnerships have hired legal counsel under a contingent fee arrangement to prosecute all of the Partnerships' claims. Because the spouse of a partner at Quarles & Brady is a judge in Dane County, it was recently determined that the case will be heard before a judge who sits in neighboring Iowa County.

As part of the Permanent Manager Agreement, DiVall, Magnuson, and entities owned by them, granted the Partnership a security interest in certain promissory notes and mortgages from other DiVall related entities (the "Private Partnerships"). In the aggregate, the face amount of these notes were equal to a minimum of $8,264,932. In addition, DiVall, Magnuson, and related entities owned by them, granted the Partnership a security interest in their general partner interests in the Private Partnerships. The foregoing security interests were to secure the repayment of the funds which were diverted by DiVall and Magnuson from the Partnership. The Partnership shares such security interests with DiVall 2 and DiVall 3. These promissory notes and mortgages are not recorded on the balance sheets of the Partnerships, but are recorded as recoveries on a cash basis upon settlement.

On July 23, 1993, nineteen (19) of the Private Partnerships sought the protection of the Bankruptcy Court in the Eastern District of Wisconsin. Seven
(7) of these bankruptcies were voluntary and twelve (12) of these bankruptcies were involuntary. Several of the Private Partnerships seeking bankruptcy owe promissory notes to DiVall, Magnuson, or entities owned by them, in which the Partnership has a security interest. These cases were subsequently transferred to the Western District Bankruptcy Court located in Madison, Wisconsin.

The Partnership's experience in those bankruptcy cases that have concluded, either through the approval of Plans of Reorganization, dismissal of the bankruptcies, settlements or a combination of the foregoing, is that (i) the collectibility of the obligations of the Private Partnerships assigned to the Partnership has been significantly reduced and (ii) the value of the General Partner interests in such Private Partnerships is often of little economic value. The Partnership's recoveries in these bankruptcies have, to date, been on a steeply discounted basis. Management anticipates that the recoveries in the remaining unresolved bankruptcies are likely to also be on a deeply discounted basis.

Plans of reorganization have been filed in some of the bankruptcies, and settlement agreements in many of the Private Partnerships have been reached. Settlements in nine (9) of the bankruptcies to date have resulted in cash payments to the Partnerships of a total of $515,000 and notes secured by subordinated mortgages in the aggregate amount of $275,000. The Partnership is continuing to vigorously defend its interests in the remaining bankruptcies.

On March 24, 1994, the Partnership filed a complaint in the United States District Court for the Western District of Missouri against Boatmen's First National Bank of Kansas City ("Boatmen's") seeking a declaratory judgment that Boatmen's has no right or interest in a promissory note executed in the name of the Partnership by the former general partners (the "Note") secured by mortgages on five Partnership properties, and further seeking an injunction against foreclosure proceedings instituted against a Partnership property located in Dallas, Texas, under a first deed of trust and security agreement given to secure the Note (the "Foreclosure"). As further described in Note 6, the former general partners borrowed $600,000 during or before 1991 from Metro North State Bank (now Boatmen's). The proceeds of the Note were not received by the Partnership. As of March 31, 1995, the Partnership had not paid debt service on the Note. The Partnership received a notice of default on the Note in October 1993 and the Foreclosure Action was filed in February 1994. As of March 31, 1995, interest in the amount of $134,000 was accrued, but unpaid, on the Note. Boatmen's has agreed to stay its foreclosure proceedings. Boatmen's answered the complaint and filed a motion for summary judgment to which the Partnership responded. Boatmen's motion for summary judgment was granted. The Partnership has appealed the summary judgment to the United States Court of Appeals for the Eighth Circuit and briefs have been filed. Pursuant to the Restoration Trust Account procedures described in Note 12, all of the Partnerships are sharing the expenses of this litigation and any recoveries resulting effectively from the partial or full cancellation of the alleged indebtedness will be allocated among the three Partnerships on the same basis as the restoration costs are currently being allocated via appropriate payments by the Partnership to its affiliated Partnerships.


14.  FORMER GENERAL PARTNERS' CAPITAL ACCOUNTS:
     ------------------------------------------

The capital account balance of the former general partners as of May 26, 1993, the date of their removal as general partners pursuant to the results of a solicitation of written consents from the Limited Partners, was $789,906. Because any amount payable to the former general partners with respect to their capital accounts is subject to (a) the satisfaction of certain preferential return requirements for the Limited Partners (See Note 4); and (b) the assignment of such amounts to the Partnerships with respect to the amounts due to the Partnerships from the former general partners, payment to the former general partners with respect to their capital account balances as of May 26, 1993, is highly remote. In the unlikely event that the Partnership would owe the former general partners any residual amount, such amounts would be due the restoration fund for the benefit of all the Partnerships, and therefore represent a contingent liability. At December 31, 1993, the former general partners' capital account balance in the amount of $789,906 was reallocated to the Limited Partners.

15.  SUBSEQUENT EVENTS:
     ------------------

On May 15, 1995, the Partnership made distributions to the Limited Partners of $285,000 amounting to $11.40 per limited partnership interest.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
           OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES:
- - - - - --------------------------------

INVESTMENT PROPERTIES AND NET INVESTMENT IN DIRECT FINANCING LEASES
- - - - - -------------------------------------------------------------------

The investment properties, including equipment held by the Partnership at March 31, 1995, were originally purchased at a price, including acquisition costs, of approximately $20,136,000.

The Partnership did not sell any investment properties during the first quarter of 1995. However, the Partnership is currently negotiating a possible sale of the vacant land in Colorado Springs, Colorado. The Partnership executed a lease on the former Happy Joe's restaurant in Des Moines, Iowa during February 1995 and is pursuing various lease options for the Porterhouse restaurant in Chicago, Illinois.

The net investment in direct financing leases, which includes the Partnership's specialty leasehold improvement leases, amounted to $292,000 at March 31, 1995, compared to $304,000 at December 31, 1994. The decrease of $12,000 was a result of principal payments received during the quarter.

OTHER ASSETS
- - - - - ------------

Cash and cash equivalents, including cash restricted for real estate taxes held by the Partnership, were $593,000 at March 31, 1995, compared to $1,176,000 at December 31, 1994. The decrease is primarily due to the fourth quarter 1994 distribution in the amount of $675,000 paid to the Limited Partners during the first quarter of 1995. The Partnership designated cash of $285,000 to fund the First Quarter 1995 distributions to Limited Partners, $180,000 for the payment of quarter-end accounts payable and accrued expenses, and the remainder represents reserves deemed necessary to allow the Partnership to operate normally, should any significant unforseen costs occur. Cash generated through the operations of the Partnership's investment properties, sales of investment properties and any recoveries of misappropriated funds by the former general partners will provide the sources for future fund liquidity and Limited Partner distributions.

The Partnership established an Indemnification Trust (the "Trust") during the Fourth Quarter of 1993 and deposited $100,000 in the Trust during 1993 and $90,000 during 1994. The provision to establish the Trust was included in the Permanent Manager Agreement for the indemnification of The Provo Group, Inc.
(TPG), in the absence of fraud or gross negligence, from any claims or liabilities that may arise from TPG acting as Permanent Manager. The Trust is owned by the Partnership. The Partnership completed the funding of the Trust with an additional $60,000 during the First Quarter of 1995. For additional information regarding the Trust, refer to Note 11 to the financial statements included in Item 1 of this report.

DUE FROM AFFILIATED PARTNERSHIPS, DUE FROM FORMER AFFILIATES, ALLOWANCE FOR
- - - - - ---------------------------------------------------------------------------
UNCOLLECTIBLE AMOUNTS DUE FROM FORMER AFFILIATES, AND DEFERRED INCOME
- - - - - ---------------------------------------------------------------------

Due from former affiliates represented misappropriated assets due from the former general partners and their affiliates in the amount of $1,141,000 at March 31, 1995. The receivable decreased from December 31, 1994, due to $3,000 of recoveries received during the quarter from the former general partners and their affiliates.

The Partnership maintains a record of costs incurred in identifying or recovering the misappropriated assets. These amounts are expensed when incurred, and then, recorded on the balance sheet as a restoration cost receivable with a corresponding allowance for such receivable deemed uncollectible. These costs are considered due from the former general partners and their affiliates. Interest has been accrued on the misappropriated funds since January 1, 1993, at a rate of 9% per annum and has been included in the restoration cost receivable. The receivable increased from approximately $606,000 at December 31, 1994, to $657,000 at March 31, 1995, and includes
$323,000 of cumulative accrued interest.

The current General Partner intends to vigorously pursue recovery of the misappropriated funds from the various sources and initially estimated a range of recovery with an estimated floor of $3 million for the Partnerships. Accordingly, an allowance has been established against amounts due from the former general partners and their affiliates reflecting the current General Partner's original estimate of potential loss from misappropriated amounts. This allowance has been allocated among the Partnerships based on each Partnership's pro rata share of the total misappropriation. The amount of the allowance was unchanged at March 31, 1995. Pending the outcome of litigation and other matters affecting the sources of potential recovery, it is not possible to determine the amount that will ultimately be recovered. The ultimate recovery may differ from the current estimate.

The restoration costs are allocated among the Partnerships based on each Partnership's respective share of the misappropriation as discussed in Note 12 to the financial statements included in Item 1 of this report. The allocation is adjusted annually to reflect any changes in the entire misappropriation. The Partnership's percentage of the allocation was reduced in 1993. Consequently, the Partnership had been paying more than its pro rata share of the costs. Accordingly, the Partnership recorded a receivable at December 31, 1993, in the amount of $295,000, due from DiVall 3 with a corresponding reduction reflected in professional expenses relating to the Investigation, general partner removal expenses, and interim fund manager fees and expenses. During 1994 and 1995, recoveries allocated to DiVall 3 were used to partially repay amounts owed to the Partnership. At March 31, 1995, the remaining amount due from DiVall 3 was $142,000.

As a result of the misappropriation and material weaknesses in the internal control structure of the Partnership prior to February 8, 1993, there can be no assurance that all transactions recorded by the Partnership prior to February 8, 1993, were appropriate transactions of the Partnership and properly reflected in the accompanying financial statements of the Partnership or that all transactions of the Partnership prior to February 8, 1993, including improper and unsupported transactions, have been identified and reflected in the accompanying financial statements of the Partnership as of March 31, 1995.

LIABILITIES
- - - - - -----------

Accounts payable and accrued expenses at March 31, 1995, amounted to approximately $39,000. The majority of this balance represented quarter-end accruals of legal and auditing fees.

Payable to Tenant of $144,000 at December 31, 1994, represents a portion of the monthly payments received from a tenant which must be refunded to them, due to their not achieving specified sales goals. This amount was returned to the tenant during January, 1995.

Real estate taxes payable amounted to $56,000 at March 31, 1995, compared to $133,000 at December 31, 1994. The decrease is primarily a result of amounts accrued for 1994 taxes on vacant properties which were paid during the first quarter of 1995.

PARTNERS' CAPITAL
- - - - - -----------------

Net income for the quarter was allocated between the current General Partner and the Limited Partners, 1% and 99%, respectively, as provided in the Partnership Agreement and the Amendment to the Partnership Agreement, as discussed more fully in Note 4 of the financial statements included in Item 1 of this report. The former general partners' capital account balance was reallocated to the Limited Partners at December 31, 1993. Refer to Note 14 to the financial statements included in Item 1 of this report for additional information regarding the reallocation.

Cash distributions paid to the Limited Partners and to the current General Partner during 1995 of $675,000 and $1,150, respectively, have also been made in accordance with the amended Partnership Agreement. The First Quarter 1995 distribution of $285,000 was paid to the Limited Partners on May 15, 1995.

RESULTS OF OPERATIONS:
- - - - - ----------------------

Management believes that the financial results of the quarter are not indicative of "normal" Partnership operations. There are many events which occurred since the discovery of the misappropriations in 1992 which have had a negative impact on financial results. Some of these events will continue to have a negative impact on the Partnership in the future.

The Partnership reported net income for the quarter ended March 31, 1995, in the amount of $288,000 compared to $303,000 for the quarter ended March 31, 1994. Results for both periods were less than would be expected from "normal" operations, primarily because of costs associated with the misappropriation of assets by the former general partners and their affiliates.

REVENUES
- - - - - --------

Total revenues were $509,000, and $596,000 for the quarters ended March 31, 1995 and 1994, respectively. Revenue decreased from 1994 to 1995, primarily due to the sale of three (3) Wendy's restaurants in Florida during the fourth quarter of 1994. Additionally, during the first quarter of 1994, a $31,000 expense accrual from the prior year was reversed and credited to other income.

Based on leases currently in place on the remaining owned properties, total revenues should approximate $1,950,000 annually or $487,500 quarterly. Future revenues may decrease with tenant defaults and/or sales of Partnership Properties. They may also increase with additional rents due from tenants, if those tenants experience sales levels which require the payment of additional rent to the Partnership.

EXPENSES
- - - - - --------

For the quarters ended March 31, 1995 and 1994, cash expenses amounted to approximately 25% and 31% of total revenues, respectively. Total expenses, including non-cash items, amounted to approximately 44% and 49% of total revenues for the quarters ended March 31, 1995 and 1994, respectively. Items negatively impacting expenses during the periods include expenses incurred primarily in relation to the misappropriation of assets by the former general partners and their affiliates, interest expense, and real estate taxes.

For the quarters ended March 31, 1995 and 1994, expenses incurred in relation to the misappropriated assets amounted to $12,000 and $29,000, respectively.
Future expenses incurred in relation to the misappropriation will continue to have a negative impact on the Partnership. Management has estimated that these expenses will approximate $65,000 for the year ending December 31, 1995.

Interest expense for the first quarter of 1995 amounted to $27,000 compared to $59,000 for the same period in 1994. Three notes repaid during November 1994, had a favorable affect on interest expense during 1995.

As noted above, management believes the Partnership's operations have yet to stabilize to what could be considered normal, due to the negative impact of the costs related to the recovery of the misappropriated assets. However, these "recovery costs" are being minimized currently as indicated by the comparative results of the Partnership's statements of income, and will continue to be minimized in the future.

INFLATION:
- - - - - ----------

Inflation has a minimal effect on operating earnings and related cash flows from a portfolio of triple net leases. By their nature, such leases actually fix revenues and are not impacted by rising costs of maintenance, insurance, or real estate taxes. If inflation causes operating margins to deteriorate for lessees, then, inflation may well negatively impact the portfolio through tenant defaults.

It would be misleading to associate inflation with asset appreciation for real estate, in general, and the Partnership's portfolio, specifically. Due to the "triple net" nature of the property leases, the assets of the Partnership's portfolio should perform more like marketable bonds. In other words, asset values generally move inversely with interest rates.

                          PART II - OTHER INFORMATION


ITEM 2.  LEGAL PROCEEDINGS

On March 16, 1993, the Partnership, along with DiVall 2 and DiVall 3 initiated a lawsuit against Ernst & Young LLP ("E & Y"), a certified public accounting firm, in the Circuit Court of Dane County, Wisconsin, in connection with the audits of the Partnerships performed by E & Y for the years 1989, 1990 and 1991. The Complaint filed in said lawsuit alleges, among other things, that Defendant E & Y was negligent in its audit work for the Partnerships by failing to exercise ordinary care and failing to adhere to professional standards in the following areas: reviewing, understanding, and auditing of compliance in regards to the Partnership Agreements; evaluation of the adequacy of internal controls; identification of audit risks; selection and implementation of audit procedures to address audit risks; identification of related party transactions; compilation of sufficient evidential matters; resolution of improper transfers and allocations; disclosure of related party transactions; and exercise of appropriate audit skepticism. The Partnerships request the payment of damages in the amount of $9,000,000, plus interest, attorneys fees and costs, and whatever additional relief the court deems just and proper. E & Y filed an Answer denying that it was negligent, and discovery is in process.

E & Y also filed third-party claims alleging fraud and negligence on the part of the Partnerships' former law firm, Quarles & Brady. E & Y also filed third-party claims against Paul Magnuson, Gary DiVall, an affiliate of the former general partners, DiVall Real Estate Investment Corporation ("DREIC"), David Shea ("Shea") (former Acquisitions Director for DREIC), and Lisa Shatrawka (former Controller for DREIC and former Director of Fund Management with TPG). In turn, Quarles & Brady has filed third party claims against KPMG Peat Marwick, the predecessor accountants to E&Y. The Partnerships have filed claims against Magnuson, DiVall, DREIC, Shea, and Quarles & Brady. E&Y's claims against Ms. Shatrawka were recently voluntarily dismissed.

The Partnerships have hired legal counsel under a contingent fee arrangement to prosecute all of the Partnerships' claims. Because the spouse of a partner at Quarles & Brady is a judge in Dane County, it was recently determined that the case will be heard before a judge who sits in neighboring Iowa County.

As part of the Permanent Manager Agreement, DiVall, Magnuson, and entities owned by them, granted the Partnership a security interest in certain promissory notes and mortgages from other DiVall related entities (the "Private Partnerships"). In the aggregate, the face amount of these notes were equal to a minimum of $8,264,932. In addition, DiVall, Magnuson, and related entities owned by them, granted the Partnership a security interest in their general partner interests in the Private Partnerships. The foregoing security interests were to secure the repayment of the funds which were diverted by DiVall and Magnuson from the Partnership. The Partnership shares such security interests with DiVall 2 and DiVall 3. These promissory notes and mortgages are not recorded on the balance sheets of the Partnerships, but are recorded as recoveries on a cash basis upon settlement.

On July 23, 1993, nineteen (19) of the Private Partnerships sought the protection of the Bankruptcy Court in the Eastern District of Wisconsin. Seven
(7) of these bankruptcies were voluntary and twelve (12) of these bankruptcies were involuntary. Several of the Private Partnerships seeking bankruptcy owe promissory notes to DiVall, Magnuson, or entities owned by them, in which the Partnership has a security interest. These cases were subsequently transferred to the Western District Bankruptcy Court located in Madison.

The Partnership's experience in those bankruptcy cases that have concluded, either through the approval of Plans of Reorganization, dismissal of the bankruptcies, settlements or a combination of the foregoing, is that (i) the collectibility of the obligations of the Private Partnerships assigned to the Partnership has been significantly reduced and (ii) the value of the General Partner interests in such Private Partnerships is often of little economic value. The Partnership's recoveries in these bankruptcies have, to date, been on a steeply discounted basis. Management anticipates that the recoveries in the remaining unresolved bankruptcies are likely to also be on a deeply discounted basis.

Plans of reorganization have been filed in some of the bankruptcies, and settlement agreements in many of the Private Partnerships have been reached. Settlements in nine (9) of the bankruptcies to date have resulted in cash payments to the Partnerships of a total of $515,000 and notes secured by subordinated mortgages in the aggregate amount of $275,000. The Partnership is continuing to vigorously defend its interests in the remaining bankruptcies.

The Partnerships have been named as defendants in certain foreclosure actions brought in state courts in Wisconsin. In each of these actions, the plaintiff seeks to foreclose on real property owned by one of the Private Partnerships. The Partnerships were named as subordinate lienholders on the properties. It is believed that none of these cases constitute a claim against the individual Public Partnerships. However, if the foreclosures are successful, the Private Partnerships' interest in the underlying real estate may be extinguished, rendering individual obligations to the Partnerships uncollectible. Such a foreclosure has occurred in one instance, and is pending in at least one other situation.

The Partnership is also pursuing collection actions against former tenants of the Partnership and/or guarantors of former tenants of the Partnership arising from defaults on their leases. Although the Partnership believes its claims are valid, it is currently unknown whether the Partnerships will receive favorable verdicts or whether any such verdicts will ultimately prove collectible.

On March 24, 1994, the Partnership filed a complaint in the United States District Court for the Western District of Missouri against Boatmen's First National Bank of Kansas City ("Boatmen's") seeking a declaratory judgment that Boatmen's has no right or interest in a promissory note executed in the name of the Partnership by the former general partners (the "Note") secured by mortgages on five Partnership properties, and further seeking an injunction against foreclosure proceedings instituted against a Partnership property located in Dallas, Texas, under a first deed of trust and security agreement given to secure the Note (the "Foreclosure"). As further described in Note 6 to the Financial Statements included in Part I, Item 1 of this report, the former general partners borrowed $600,000 during or before 1991 from Metro North State Bank (now Boatmen's). The proceeds of the Note were not received by the Partnership. As of March 31, 1995, the Partnership had not paid debt service on the Note. The Partnership received a notice of default on the Note in October 1993, and the Foreclosure Action was filed in February 1994. As of March 31, 1995, interest in the amount of $134,000 had been accrued, but was unpaid on the Note. Boatmen's has agreed to stay its foreclosure proceedings. Boatmen's answered the complaint and filed a motion for summary judgment to which the Partnership responded. Boatmen's motion for summary judgment was granted. The Partnership has appealed the summary judgment to the United States Court of Appeals for the Eighth Circuit and briefs have been filed. Pursuant to the Restoration Trust Account procedures described in Note 12 to the Financial Statements, included in Part I, Item 1 of this report, all of the Partnerships are sharing the expenses of this litigation and any recoveries resulting effectively from the partial or full cancellation of the alleged indebtedness will be allocated among the three Partnerships on the same basis as the restoration costs are currently being allocated via appropriate payments by the Partnership to its affiliated Partnerships.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Listing of Exhibits:

     28.0 Correspondence to the Limited Partners dated May 15, 1995 regarding the first quarter 1995 distributions.

(b)  Report on Form 8-K:

     The Registrant filed no reports on Form 8-K during the first quarter of fiscal year 1995.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DIVALL INSURED INCOME FUND LIMITED PARTNERSHIP

By:  The Provo Group, Inc., General Partner



By:  /s/  Bruce A. Provo
     -------------------------------------------------
     Bruce A. Provo, President


Date:  May 15, 1995


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:  The Provo Group, Inc., General Partner



By:  /s/  Bruce A. Provo
     -------------------------------------------------
     Bruce A. Provo, President


Date:  May 15, 1995



By:  /s/  Kristin J. Atkinson
     ----------------------------------
     Kristin J. Atkinson
     (Principal Financial and Accounting Officer)


Date:  May 15, 1995

                                 May 15, 1995



                    RE: DIVALL INSURED INCOME FUND LP (THE "PARTNERSHIP") FIRST QUARTER 1995 DISTRIBUTION CORRESPONDENCE

Dear Limited Partner:

     Enclosed please find the following:

     1. Your First Quarter 1995 distribution check amounting to approximately $11.40 per unit representing both cash flow from operations as well as "net" cash activity from financing and investing activities, as presented on the Statements of Income and Cash Flow Changes;

     2. Statements of Income and Cash Flow Changes for the three month period ended March 31, 1995;

     3.   Property Summary with current updates as of March 31, 1995; and

     4. Projected Statements of Income and Cash Flow Changes for the remaining 1995 quarterly periods.


FIRST QUARTER 1995 DISTRIBUTION

     The Partnership is distributing $285,000 which represents $45,000 less than projected for the period ended March 31, 1995. This decrease is primarily due to a multi-store tenant's delinquency in rental income.

     The $285,000 total distribution paid for the first quarter represents a 4.89% annualized return on the Partnership's "NET" REMAINING INITIAL INVESTMENT of approximately $23,297,000 as shown on page 4.


STATEMENTS OF INCOME AND CASH FLOW CHANGES

     The enclosed Statements of Income and Cash Flow Changes present results of operations and related changes in cash flow for the first quarter ended March 31, 1995. The Partnership had net income of $288,000 which was $29,000 more than projected for the three month period ended March 31, 1995, based on revenues of $509,000 and expenses of $221,000.

     The most significant cash flow variances from our projections are as follows:

     1. The Partnership had an increase in rents receivable in the amount of $52,000. These delinquent rents, which included percentage rents, were due from one (1) specific tenant with multiple stores.

Letter to Limited Partners in DiVall Insured Income Fund LP
May 15, 1995
Page 2

     2. Although there was an increase in rents receivable from a "delinquent" tenant, the Partnership's rental income on an overall basis was $22,000 higher than budgeted which was primarily due to receiving higher percentage rents than planned from "non-delinquent" tenants. Additionally, the Partnership received approximately $6,000 more than was projected from other income. The increase in other income was comprised of a gain on the sale of the Happy Joe's restaurant equipment; registration transfer fees; and an accrual of a tenant's late rent fees.

     3. Partnership "operating expenses" were slightly higher than budgeted this quarter as a result of legal fees related to specific tenant or property issues as well as a final alignment of 1994 partnership audit costs.

          It should be noted that the Partnership's "investigation and restoration expenses" were lower than budgeted for the three-month period ended March 31, 1995.

     4. The Partnership recovered a total of $3,400 in misappropriated monies from the former general partners and their affiliates during the first quarter.

          The Partnership also received $7,000 from an affiliated partnership for previously advanced restoration costs.

     5. At March 31, 1995, the Partnership had an interest accrual (a non-cash item that does not impact distributions) of $13,000 on the mortgage note currently held at Boatmen's First National Bank of Kansas City, Missouri.

          Litigation continues between the Partnership and Boatmen's regarding the Partnership's claim that it never received the original loan proceeds from a mortgage note with a face amount of $600,000. The decision to accrue the interest, but withhold payments until the dispute is settled, remains the same. We are currently appealing the matter with the 8th District Federal Court of Appeals in St. Louis, Missouri.

     Although operating revenues were higher than budgeted during the first quarter, the higher operating expenses combined with a tenant's delinquent rent from several stores prevented the Partnership from meeting its budgeted distributions for the quarter.


PROPERTY SUMMARY

VACANCIES

     At March 31, 1995, the Partnership had one (1) vacancy; the Porterhouse in Chicago, Illinois.

Porterhouse:  Chicago, Illinois
- - - - - -------------------------------

     The Partnership took possession of this property in January 1995, as a result of a past history of delinquency and bankruptcy issues. We currently have a pending lease offer for this property.

Letter to Limited Partners in DiVall Insured Income Fund LP
May 15, 1995
Page 3

RENTS RECEIVABLE

     At March 31, 1995, the Partnership had rents receivable of approximately $70,000 due from Bysom Enterprises, Inc. (tenant of seven (7) Popeye's restaurants located in Chicago, Illinois). This receivable represents a $49,000 increase since year-end.

     The receivable issue was exacerbated by poor sales during the winter months of 1994 and 1995. We anticipate receiving a catch-up payment in May or June of this year. However, we intend to invoke all our legal remedies during the second quarter.


OTHER PROPERTY MATTERS


Colorado Land
- - - - - -------------

     The Partnership has received an offer to purchase this land for $225,000. The purchase offer is currently being negotiated between parties.


Former Denny's:  Hopkins, Minnesota
- - - - - -----------------------------------

     During the quarter, the Partnership signed a sub-lease with Buffalo Wings (BW-3) restaurant. Although this former Denny's was a poor performer, the Partnership did not experience any interruption of rent. Buffalo Wings (BW-3) began rent payments on April 1, 1995.


Former Happy Joe's:  Des Moines, Iowa
- - - - - -------------------------------------

     The Partnership signed a lease with Fazoli's restaurant during the first quarter. This property had been vacant since March 1994. Our future monthly fixed rent (expected to commence by June of 1995) will approximate $3,800 compared with the former Happy Joe's $3,300 monthly rental payments.


Hardee's, Fond du Lac, Wisconsin
- - - - - --------------------------------

     The tenant of this property, Terratron, Inc., experienced significant sales difficulties throughout 1994 in addition to the anticipated normal "drop" in sales that occurred during the winter months of 1995. The Partnership has worked with this tenant in the past to accommodate the timing of their seasonal cash flows.

     During January and February of this year, a portion of the tenant's scheduled rent payments were deferred by mutual agreement. In March, as agreed, Terratron began "catching up" on the amounts deferred and a payment schedule
reflecting a total "catch-up" by September of 1995 has been approved.   We
continue to work with this tenant very closely.

Letter to Limited Partners in DiVall Insured Income Fund LP
May 15, 1995
Page 4

ADVISORY BOARD

     The seventh Advisory Board meeting was held on May 2 and 3, 1995. Representatives from Arthur Andersen & Co. and Popham, Haik, Schnobrich & Kaufman, Ltd. were also in attendance at this meeting. Primary topics of discussion included Former GP Affiliate Litigation; 1994 10-K's; 1994 Net Unit Valuations; Overview of Funds; Results of Fund Operations for the First Quarter of 1995; Property Disposition Updates; Restoration Updates; Partnership Combination/Liquidation Alternatives; and Advisory Board Member Selection Process.


RESTORATION

     During the First Quarter of 1995, we continued to monitor the bankruptcy
proceedings of the DiVall "Private" Partnerships.   The major focus of our
attention continues to relate to the litigation against Ernst & Young, Quarles & Brady and Peat Marwick, the Partnerships' former auditors and attorneys. At the request of a new judge from a different jurisdiction, THE TRIAL DATE FOR THIS LAWSUIT HAS BEEN MOVED TO JANUARY 1996.

     The Partnerships (DiVall Insured Income Fund LP, DiVall Insured Income Properties 2 LP and DiVall Income Properties 3 LP) collected a combined total of $26,300 during the First Quarter of 1995.


RETURN OF CAPITAL

     The following table has been updated to illustrate the breakdown of distributions since the Partnership's first quarterly distribution, for the period ended December 31, 1986 through March 31, 1995.



                                                  DISTRIBUTION     CAPITAL
                                                    ANALYSIS       BALANCE
                                                  -------------  ------------

     Original Capital Balance                           -        $25,000,000
     Cash Flow From Operations Since Inception    $ 14,849,362        -
     Distributions Since Inception                 (16,551,740)       -
                                                  ------------
     (Return) of Capital                          $ (1,702,378)   (1,702,378)
                                                  ============   -----------
     "NET" REMAINING INITIAL INVESTMENT
          BY ORIGINAL PARTNERS                          -        $23,297,622
                                                                 ===========


Letter to Limited Partners in DiVall Insured Income Fund LP
May 15, 1995
Page 5

QUESTION & ANSWER

     1. HAS THERE BEEN ANY DECISION MADE AS TO WHEN THE PARTNERSHIP WILL BE DISSOLVED OR WILL OFFER LIQUIDATION ALTERNATIVES TO THE LIMITED PARTNERS?

          As we indicated above, during our past Advisory Board meeting we discussed partnership combination and liquidation alternatives for the Partnerships (DiVall Insured Income Fund LP, DiVall Insured Income Properties 2 LP, and DiVall Income Properties 3 LP).

          At this point in time there has been no decision made with respect to this issue, primarily due to the valuation uncertainties surrounding our litigation against the Partnerships' former auditors and attorneys.

          We anticipate communicating more detailed information to you in 1996 on these matters.


     Your next scheduled distribution correspondence for the Second Quarter of 1995 will be mailed on August 15, 1995. If you have any questions or need additional information, please call Investor Relations at 1-800-547-7686 or 1-608-829-2992.

                              Sincerely,

                              THE PROVO GROUP, INC.



                              By:____________________________________
                                 Brenda Bloesch
                                 Director of Investor Relations



                              By:____________________________________
                                 Kristin J. Atkinson
                                 Director of Finance

Enclosures