Form 10-Q
period 1995-06-30
DIVALL INSURED INCOME FUND LTD PARTNERSHIP
filed 1995-08-11
CIK 786974

                                   FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended     June 30, 1995
                                    -----------------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________


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

   Securities registered pursuant to Section 12(g) of the Act: Limited Partnership Interests

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes         No    X
                                         --------    -------

                         PART I - FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS

                 DIVALL INSURED INCOME FUND LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                      JUNE 30, 1995 AND DECEMBER 31, 1994
                      -----------------------------------

                                     ASSETS

                                                           (Unaudited)
                                                             June 30,    December 31,
                                                               1995          1994
                                                           ------------  -------------
INVESTMENT PROPERTIES AND EQUIPMENT: (NOTE 3)
     Land                                                  $ 7,358,073    $ 7,358,073
     Buildings and improvements                             12,070,525     12,070,525
     Equipment                                                 246,896        246,896
     Accumulated depreciation                               (3,899,339)    (3,712,602)
                                                           -----------    -----------

         Net investment properties and equipment            15,776,155     15,962,892
                                                           -----------    -----------

NET INVESTMENT IN DIRECT FINANCING LEASES: (NOTE 8)            280,676        303,811
                                                           -----------    -----------

OTHER ASSETS:
     Cash and cash equivalents                                 826,147      1,169,554
     Cash restricted for real estate taxes                      50,510          6,910
     Cash held in Indemnification Trust (NOTE 11)              263,246        191,798
     Rents and other receivables (net of allowance of
       $152,116 in 1995 and $151,161 in 1994)                   56,679         68,303
     Deferred rent receivable                                  115,962        108,024
     Due from affiliated partnerships (NOTE 12)                113,917        149,435
     Prepaid insurance                                           9,953          7,878
     Unsecured notes receivable from lessees                       667          5,270
     Deferred loan costs (net of accumulated amortization
       of $53,077 in 1995 and $51,753 in 1994)                   5,957          7,281
                                                           -----------    -----------

         Total other assets                                  1,443,038      1,714,453
                                                           -----------    -----------

DUE FROM FORMER AFFILIATES: (NOTE 2)
     Due from former general partner affiliates              1,127,485      1,144,448
     Allowance for uncollectible amounts due from
       former affiliates                                      (830,051)      (830,051)
     Restoration cost receivable                               731,488        606,430
     Allowance for uncollectible restoration receivable       (731,488)      (606,430)
                                                           -----------    -----------

         Due from former affiliates, net                       297,434        314,397
                                                           -----------    -----------

         Total assets                                      $17,797,303    $18,295,553
                                                           ===========    ===========



        The accompanying notes are an integral part of these statements.

                 DIVALL INSURED INCOME FUND LIMITED PARTNERSHIP

                       LIABILITIES AND PARTNERS' CAPITAL

                      JUNE 30, 1995 AND DECEMBER 31, 1994
                      -----------------------------------

                                                          (Unaudited)
                                                            June 30,     December 31,
                                                              1995           1994
                                                          ------------   ------------
LIABILITIES:
       Mortgage notes payable (NOTE 6)                    $  1,151,201   $  1,155,528
       Accounts payable and accrued expenses                    60,455         43,787
       Payable to tenant                                             0        144,000
       Due to current General Partner                            3,428          1,673
       Accrued interest payable                                147,061        121,026
       Security deposits                                       125,410        125,410
       Real estate taxes payable                                50,510        132,946
       Unearned rental income                                   92,000              0
                                                          ------------   ------------

           Total liabilities                                 1,630,065      1,724,370
                                                          ------------   ------------

CONTINGENT LIABILITIES: (NOTES 10 AND 14)

PARTNERS' CAPITAL: (NOTES 1, 4 AND 14)
       Former general partners -
           Capital contributions                                   100            100
           Cumulative net income                               789,806        789,806
           Cumulative cash distributions                             0              0
           Reallocation of former general partners'
             capital to Limited Partners                      (789,906)      (789,906)
                                                          ------------   ------------
                                                                     0              0
                                                          ------------   ------------
       Current General Partner -
           Cumulative net income                                25,113         19,530
           Cumulative cash distributions                       (10,751)        (8,518)
                                                          ------------   ------------

                                                                14,362         11,012
                                                          ------------   ------------

       Limited Partners (25,000 interests outstanding) -
           Capital contributions, net of offering costs     22,270,578     22,270,578
           Cumulative net income                             9,644,133      9,091,428
           Cumulative cash distributions                   (16,551,741)   (15,591,741)
           Reallocation of former general partners'
             capital                                           789,906        789,906
                                                          ------------   ------------

                                                            16,152,876     16,560,171
                                                          ------------   ------------

               Total partners' capital                      16,167,238     16,571,183
                                                          ------------   ------------

               Total liabilities and partners' capital    $ 17,797,303   $ 18,295,553
                                                          ============   ============



        The accompanying notes are an integral part of these statements.

                 DIVALL INSURED INCOME FUND LIMITED PARTNERSHIP

                              STATEMENTS OF INCOME

                                  (UNAUDITED)



                                                               Three months ended        Six Months ended
                                                                     June 30,                June 30,
                                                              --------------------    ------------------------
                                                                1995        1994         1995         1994
                                                              --------    --------    ----------    ----------
REVENUES:
     Rental income                                            $476,931    $552,292    $  967,746    $1,105,386
     Interest income on direct financing leases                  7,218       8,329        14,725        16,920
     Interest income                                            12,465       3,820        22,050         6,757
     Other Income                                                  664         450         1,791        31,567
                                                              --------    --------    ----------    ----------
                                                               497,278     564,891     1,006,312     1,160,630
                                                              --------    --------    ----------    ----------
EXPENSES:
     Partnership management fees paid
       to current General Partner                               24,493      23,194        46,119        49,003
     Restoration fees - current General Partner                    543           0           678           628
     Insurance                                                   4,454      10,721        10,010        22,066
     General and administrative (NOTE 9)                        18,078      27,653        32,382        42,498
     Interest                                                   28,024      83,359        55,395       141,958
     Real estate taxes, including interest and penalties           247       9,181           247        11,863
     Expenses incurred due to default by lessee                    824         625         1,791           625
     Professional services                                      20,942      12,451        60,901        60,949
     Professional services related to Investigation             32,784      16,044        44,392        30,470
     Advisory board fees and expenses                            3,912       5,427         8,045        11,199
     Depreciation                                               91,574     108,141       186,737       216,282
     Amortization                                                  662       1,807         1,324         3,614
                                                              --------    --------    ----------    ----------
                                                               226,537     298,603       448,021       591,155
                                                              --------    --------    ----------    ----------
NET INCOME                                                    $270,741    $266,288    $  558,291    $  569,475
                                                              ========    ========    ==========    ==========
NET INCOME - CURRENT GENERAL PARTNER                          $  2,707    $  2,663    $    5,583    $    5,695
NET INCOME - LIMITED PARTNERS                                  268,034     263,625       552,708       563,780
                                                              --------    --------    ----------    ----------
                                                              $270,741    $266,288    $  558,291    $  569,475
                                                              ========    ========    ==========    ==========
NET INCOME PER LIMITED PARTNERSHIP INTEREST,
  based on 25,000 interests outstanding                       $  10.72    $  10.55    $    22.11    $    22.55
                                                              ========    ========    ==========    ==========


        The accompanying notes are an integral part of these statements.

                 DIVALL INSURED INCOME FUND LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                           Six months ended June 30,
                                                                           ------------------------
                                                                              1995          1994
                                                                           ----------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                            $  558,291      $ 569,475
     Adjustments to reconcile net income to net
       cash provided by operating activities -
         Depreciation and amortization                                        188,061        219,896
         Interest applied to Indemnification Trust Account                    (11,448)             0
         Increase in unearned rental income                                    92,000         29,412
         (Increase)/Decrease in rents and other receivables                    11,621         29,040
         (Increase) in long-term rent receivable                               (7,938)             0
         (Deposits)/Withdrawals for payment of real estate taxes              (43,600)        21,410
         (Increase)/Decrease in prepaid expenses                               (2,075)        18,677
         Increase/(Decrease) in accounts payable and accrued expenses          16,668         12,087
         (Decrease) in security deposits                                            0         (3,691)
         (Decrease) in payable to tenant                                     (144,000)             0
         Increase/(Decrease) in due to current General Partner                  1,755           (102)
         Increase in accrued interest payable                                  26,035              0
         (Decrease) in real estate taxes payable                              (82,436)       (56,237)
                                                                           ----------      ---------
              Net cash provided from operating activities                     602,934        839,967
                                                                           ----------      ---------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
     Deposit to Indemnification Trust cash account                            (60,000)       (25,000)
     Payments from affiliated partnerships                                     35,518         28,540
     Recoveries from former affiliates                                         16,963         15,705
     Principal payments received on direct financing leases                    23,135         20,940
     Principal receipts on notes receivable                                     4,603         16,445
                                                                           ----------      ---------

              Net cash from (used in) investing activities                     20,219         56,630
                                                                           ----------      ---------

CASH FLOWS (USED IN) FINANCING ACTIVITIES:
     Principal payments on mortgage notes                                      (4,327)       (28,940)
     Cash distributions to Limited Partners                                  (960,000)      (830,000)
     Cash distributions to current General Partner                             (2,233)        (1,194)
                                                                           ----------      ---------

              Net cash (used in) financing activities                        (966,560)      (860,134)
                                                                           ----------      ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         (343,407)        36,463
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            1,169,554        664,475
                                                                           ----------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $  826,147      $ 700,938
                                                                           ==========      =========
SUPPLEMENTAL DISCLOSURE--cash paid for interest                            $   29,360      $ 141,958
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

2.   REGULATORY INVESTIGATION:
     -------------------------

A preliminary investigation during 1992 by the Office of the Commissioner of Securities for the State of Wisconsin and the Securities and Exchange Commission (the "Investigation"), revealed that during at least the four years ended December 31, 1992, two of the former general partners of the Partnership, Gary
J. DiVall ("DiVall") and Paul E. Magnuson ("Magnuson") had transferred substantial cash assets of the Partnership and two affiliated publicly registered partnerships, DiVall Insured Income Properties 2 Limited Partnership ("DiVall 2") and DiVall Income Properties 3 Limited Partnership ("DiVall 3") (collectively the "Partnerships") to various other entities previously sponsored by or otherwise affiliated with DiVall and Magnuson. The unauthorized transfers were in violation of the respective Partnership Agreements and resulted in part, from material weaknesses in the internal control system of the Partnerships. The aggregate amount of the misappropriation, related costs, and 9% interest accrued since January 1, 1993, is in excess of $14,500,000, of which approximately $1,873,000 has been attributed to the Partnership and is reflected as due from former affiliates on the balance sheet at June 30, 1995. The 9% interest accrued as of June 30, 1995, amounted to approximately $364,000 and is not reflected in the accompanying income statement. As of December 31, 1994, $1,751,000 was reflected as due from former affiliates based on the estimated overall misappropriation and related costs of $13,500,000. As of December 31, 1994, PMA savings representing cost savings to the Partnerships as a result of the implementation of the Permanent Manager Agreement, are estimated to approximate $565,000, of which approximately $43,000 is attributed to the Partnership. PMA savings are not credited against the due from former affiliates account on the financial statements of the Partnerships.

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

The current General Partner intends to vigorously pursue recovery of the misappropriated funds from the various sources and initially estimated a range of recovery with an estimated floor of $3 million for the Partnerships. Accordingly, an allowance has been established against amounts due from former general partner affiliates reflecting the current General Partner's best estimate of potential loss from misappropriated amounts. This allowance has been allocated among the Partnerships based on each Partnership's pro rata share of the total misappropriation. The amount of the allowance was unchanged at June 30, 1995. Pending the outcome of the litigation and other matters affecting the sources of potential recovery, it is not possible to determine the amount, if any, that will ultimately be recovered. The ultimate recovery will likely be for an amount different than the current estimate.

As mentioned above, material weaknesses were identified in the Partnership's internal control structure. The internal control structure was not adequate to assure that all transactions of the Partnership were properly recorded and reflected in the books and records and financial statements of the Partnership. Significant transactions affecting the Partnership were apparently initiated by DiVall and Magnuson during at least the four years ended December 31, 1992, which initially either were not recorded on the books and records of the Partnership or were improperly recorded and characterized. Such transactions included unsupported disbursements or improper disbursements under the terms of the Partnership Agreement and the encumbrance of Partnership assets. All transactions identified during the regulatory Investigation and concurrent reviews have been reflected in the Partnership's financial statements as of June 30, 1995. Because of the significance of the weaknesses in the internal control structure, there could be no certainty that all improper and unsupported transactions were identified and recorded and reflected in the Partnership's financial statements as of December 31, 1992. Accordingly, the Partnership's auditors were unable to render an opinion on the financial statements for the year ended December 31, 1992. Financial statements for prior periods, including 1991 and certain prior years and quarterly reports as of September 30, 1992, and certain prior quarters, do not properly reflect such transactions, but have not been restated due to the impracticality and uncertainty in attempting to make such restatements. Correspondingly, management elected to record in the period discovered certain immaterial errors discovered during 1993 which related to prior periods, to assure effective disclosure of amounts which have otherwise been deemed immaterial in relation to partners' capital.


3.   INVESTMENT PROPERTIES:
     ----------------------

As of June 30, 1995, the Partnership owned 22 fully constructed fast-food restaurants and a parcel of undeveloped land. The restaurants are comprised of the following: two (2) Chi Chi's Mexican restaurants, four (4) Taco Cabana restaurants, five (5) Denny's restaurants, seven (7) Popeye's Famous Fried Chicken restaurants, one (1) Hardee's restaurant, one (1) former Porterhouse restaurant, one (1) BW-III restaurant, and one (1) Fazoli's restaurant. The 22 properties are located in seven (7) states.

The undeveloped land is located in Colorado Springs, Colorado, and was originally purchased in contemplation of constructing and leasing a Rocky Rococo's restaurant. The land was purchased from a former affiliate of the Partnership in 1987. As part of the purchase, the former affiliate agreed to reimburse the Partnership for any costs to carry the property while the land remained unimproved and nonearning. The construction never commenced and the former affiliate has not fully reimbursed the Partnership for its costs. The unreimbursed costs include guaranteed monthly rent, real estate taxes, insurance, and additional items required to maintain the property. At June 30, 1995 and December 31, 1994, these costs totalled approximately $214,000 and $169,000, respectively, and are not reflected in the Partnership's financial statements. Management is currently marketing for sale the undeveloped parcel. The land was originally purchased for $356,549 and has an adjusted carrying value at June 30, 1995, of $250,000 which approximates the estimated net realizable value.

From time to time, the Partnership experiences interruptions in rental receipts due to tenant delinquencies and vacancies. During March 1994, the Partnership's Happy Joe's restaurant located in Des Moines, Iowa, became vacant. Management executed a new lease on the property during February 1995 with Fazoli's restaurant. In September 1994, the Partnership's Denny's restaurant in Hopkins, Minnesota, was closed by the tenant. However, the tenant continues to pay rent and has executed a lease with a sub-tenant. During January 1995, the Partnership evicted the tenant of the Porterhouse restaurant in Chicago, Illinois and took possession of the property. The tenant in this property has been delinquent and in bankruptcy throughout 1994. Management has listed the property for re-lease.

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

The Partnership's investment properties had been managed by an affiliate of the former general partners pursuant to a management agreement which provided for a fee equal to 1% of gross receipts. In addition, the former general partner affiliate was entitled to receive reimbursements of general and administrative costs, either direct or indirect. As a result of the Investigation, the Partnership engaged a third party as Interim Manager in October 1992.
Subsequent to the appointment of the Permanent Manager, effective February 8, 1993, these services were being provided by the Permanent Manager for an overall fee equal to 4% of the gross receipts, with a maximum reimbursement for the office rent and related office overhead of $25,000 between the three affiliated Partnerships as provided in the Permanent Manager Agreement ("PMA"). On May 26, 1993, the Permanent Manager, TPG, replaced the former general partners as the new General Partner as provided for in an amendment to the Partnership Agreement dated May 26, 1993. Pursuant to amendments to the Partnership Agreement, TPG continues to provide management services for the same fee structure as provided in the PMA mentioned above. Effective March 1, 1995, the minimum management fee and the maximum reimbursement for office rent and overhead increased by 2.7%, representing the allowable annual Consumer Price Index adjustment per the PMA. For purposes of computing the 4% overall fee, gross receipts includes amounts recovered in connection with the misappropriation of assets by the former general partners and their affiliates. TPG has received fees from the Partnership totaling $3,534 to date on the amounts recovered.

Several of the Partnership's property leases contain purchase option provisions with stated purchase prices in excess of the original cost of the properties. The current General Partner is unaware of any unfavorable purchase options in relation to original cost.

4.   PARTNERSHIP AGREEMENT:
     ----------------------

The Partnership Agreement, prior to an amendment effective May 26, 1993, provided that, for financial reporting and income tax purposes, net profits or losses from operations were allocated 90% to the Limited Partners and 10% to the General Partners. The Partnership Agreement also provided for quarterly cash distributions from Net Cash Receipts, as defined, within 60 days after the last day of the first full calendar quarter following the date of release of the subscription funds from escrow, and each calendar quarter thereafter, in which such funds were available for distribution with respect to such quarter. Such distributions were to be made 90% to Limited Partners and 10% to the former general partners, provided, however, that quarterly distributions would be cumulative and were not to be made to the former general partners unless and until each Limited Partner had received a distribution from Net Cash Receipts, as defined, in an amount equal to 10.5% per annum, cumulative simple return on his or her Adjusted Original Capital, as defined, from the Return Calculation Date, as defined.

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

                    Year ending
                    December 31,
                    ------------
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
                                    -----------
                                    $21,579,210
                                    ===========

6.    MORTGAGE NOTES PAYABLE:
      -----------------------

At June 30, 1995, mortgage notes payable consist of the following:

             Outstanding
          Principal Balance   Interest Rate       Maturity Date
          -----------------------------------------------------

          a.      295,368      prime + 2.5%     September, 1997
          b.      255,833              9.5%     September, 1997
          c.      600,000      prime + 2.0%        August, 1992
               ----------

               $1,151,201
               ==========

     a. In September 1992, the Partnership entered into a promissory note agreement with Riverside Bank, Minnesota, in the amount of $310,000. The note bears interest at the referenced prime rate, as defined, plus 2.5%. Principal and interest are paid in monthly installments of $3,285 until September 1997, when all outstanding amounts are due.
          The note is secured by a mortgage on a BW-III restaurant located in Hopkins, Minnesota, with a net book value at June 30, 1995 of $648,000. The proceeds of the note were used to convert a Rocky Rococo restaurant to a Denny's restaurant.

     b. In September 1992, the Partnership entered into a loan agreement with Bank One, Beaver Dam, Wisconsin, in the amount of $270,000. The loan bears interest at 9.5% and is payable in monthly installments of $2,520 through September 1997, with a lump-sum amount of $239,747 due at that time. The loan is secured by a mortgage on a Denny's restaurant located in Beaver Dam, Wisconsin, with a net book value at June 30, 1995, of $501,000. The proceeds of the loan were used to convert a Rocky Rococo restaurant to a Denny's restaurant.

     c. During the Investigation, discussed in Note 2, it was discovered that the former general partners borrowed $600,000 during or before 1991 from Metro North State Bank in Missouri (this loan is now held by Boatmen's First National Bank of Kansas City) secured by mortgages on five (5) Partnership properties. The mortgage note bears interest at the referenced prime rate, as defined, plus 2% and was due August 15, 1992. The proceeds of the note were not received by the Partnership and, accordingly, a corresponding amount due from former affiliates was recorded in 1992. As of June 30, 1995, the Partnership has not paid debt service on this note. Management met with representatives of the bank and disputed the obligation. The Partnership received a notice of default on this note in October 1993 and an action of foreclosure was filed in February 1994 on one of the Partnership's properties located in Dallas, Texas, with a net book value of $1,217,000 at June 30, 1995. See Note 13 for further discussion of litigation concerning this note. Interest in the amount of $147,000 was accrued, but unpaid, as of June 30, 1995.

          Scheduled maturities of all notes payable, with the exception of the $600,000 note payable mentioned above, are as follows:

                           Year Ending
                           December 31,

                           1995         $  9,635
                           1996           15,261
                           1997          526,305
                                        --------
                                        $551,201
                                        ========

7.   TRANSACTIONS WITH FORMER AFFILIATES
     AND CURRENT GENERAL PARTNER:
     ----------------------------

Amounts paid to the current General Partner for the six months ended June 30, 1995 and 1994, are as follows:

                                            Incurred as of    Unpaid at    Incurred as of
Current General Partner                     June 30, 1995   June 30, 1995  June 30, 1994
- ------------------------------------------  --------------  -------------  --------------
Management fees                                   $ 46,119         $2,345         $49,003
Restoration fees                                       678              0             628
Overhead allowance                                   3,659              0           3,562
Reimbursement for out-of-pocket expenses             4,613              0           2,580
Cash distribution                                    2,233          1,083           1,194
                                                  --------         ------         -------
                                                  $ 57,302         $3,428         $56,967
                                                  ========         ======         =======

8.   NET INVESTMENT IN DIRECT FINANCING LEASES:
     ------------------------------------------

The net investment in direct financing leases which includes the Partnership's specialty leasehold improvement leases, is composed of the following as of June 30, 1995:

     Minimum lease payments receivable           $ 352,257
     Less - Unearned income                        (71,581)
                                                ----------
     Net investment in direct financing leases   $ 280,676
                                                ==========

Scheduled future minimum lease payments are as follows:

            Year ending
            December 31,
                1995           $ 37,860
                1996             75,720
                1997             75,720
                1998             75,720
                1999             75,720
          Thereafter             11,517
                               --------
                               $352,257
                               ========

9.     GENERAL AND ADMINISTRATIVE EXPENSES:
       ------------------------------------

For the periods ended June 30, 1995 and 1994, general and administrative expenses incurred by the Partnership were as follows:


                                Three months ended June 30,   Six months ended June 30,
                                     1995           1994          1995         1994
                                --------------  ------------  ------------  -----------
Communication costs                   $14,141        $13,504       $21,748      $21,438
Travel costs                              485            635           885        2,695
Overhead allowance                      1,846          1,768         3,659        3,562
Other administration                     (230)         1,758           889        4,815
Registration and filing fees            1,836          4,226         1,836        4,226
Income tax expense                          0          5,762         3,365        5,762
                                      -------        -------       -------      -------
                                      $18,078        $27,653       $32,382      $42,498
                                      =======        =======       =======      =======

10.  CONTINGENT LIABILITIES:
     ----------------------

According to the Partnership Agreement, as amended, the current General Partner may receive a disposition fee not to exceed 3% of the contract price of the sale of investment properties. Fifty percent (50%) of all such disposition fees earned by the current General Partner are to be escrowed until the aggregate amount of recovery for the funds misappropriated from the Partnerships by the former general partners is greater than $4,500,000. Upon reaching such recovery level, full disposition fees will thereafter be payable and fifty percent (50%) of the previously escrowed amounts will be paid to the current General Partner. At such time as the recovery exceeds $6,000,000 in the aggregate, the remaining escrowed disposition fees shall be paid to the current General Partner. If such levels of recovery are not achieved, the current General Partner will contribute the amounts escrowed towards the recovery. In lieu of an escrow, 50% of all such disposition fees have been paid directly to the restoration account and then distributed among the three Partnerships. The amount allocated to the Partnership may be owed to the current General Partner if the above noted recovery levels are met. As of June 30, 1995, the Partnership may owe the current General Partner $7,349, which is currently reflected as a recovery, if certain specified recovery levels are achieved.

11.  PMA INDEMNIFICATION TRUST:
     --------------------------

The Permanent Manager Agreement ("PMA") provides that the Permanent Manager will be indemnified from any claims or expenses arising out of or relating to the Permanent Manager serving in such capacity or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by the Permanent Manager. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership's creditors. An Indemnification Trust ("Trust") serving such purposes has been established at United Missouri Bank, N.A. The Trust has been fully funded with Partnership assets as of June 30, 1995. Funds are invested in U.S. Treasury securities. In addition, interest totaling $13,246 has been credited to the Trust as of June 30, 1995. The rights of the Permanent Manager to the Trust shall be terminated upon the earliest to occur of the following events: (i) the written release by the Permanent Manager of any and all interest in the Trust;
(ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against the Permanent Manager and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that the Permanent Manager shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

12.  RESTORATION TRUST ACCOUNT; EXPENSE ALLOCATIONS;
     -----------------------------------------------
     AND RELATED INTER-PARTNERSHIP RECEIVABLES:
     ------------------------------------------

Restoration costs represent expenses incurred by the Partnership in relation to the misappropriated assets by the former general partners and their affiliates. These costs are allocated among the Partnerships based on each partnership's respective share of the entire misappropriation, as currently quantified. The amount of misappropriation for each partnership is adjusted annually to reflect new discoveries and more accurate quantification of amounts based on the continuing Investigation. Such adjustments will result in periodic adjustments to prior allocations of recovery costs to reflect updated information. Consequently, previous payments for restoration expenses may not be consistent with modified allocations. Based on modified allocations adjusted as of December 31, 1993, the Partnership was owed $295,053 from DiVall 3 for amounts paid on its behalf. Such amounts are reflected on the balance sheet as due from affiliated partnerships. During 1994, the Partnership made an additional adjustment increasing the amount due from DiVall 3 by $5,346. These amounts have been offset by $186,482 received from DiVall 3. At June 30, 1995, the Partnership was owed $113,917 from DiVall 3.

When recoveries are realized by the Partnerships, the amounts received are distributed to each respective partnership on the same basis as the restoration costs are currently being allocated. Additionally, any available recovery funds have been utilized first to satisfy amounts due other partnerships for amounts advanced under prior allocation methods. As of June 30, 1995, the Partnerships recovered a total of $652,295 from the former general partners and their affiliates. Of this amount, the Partnership received its pro-rata share in the amount of $81,021. Additionally, $57,143, representing 50% of all disposition fees earned by the General Partner have been paid to the recovery. Of that amount, $7,349 was allocated to the Partnership and is contingently payable to the General Partner upon achievement of certain recovery levels as described in
Note 10.

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

E & Y also filed third-party claims alleging fraud and negligence on the part of the Partnerships' former law firm, Quarles & Brady. Additionally, E & Y also filed third-party claims against Paul Magnuson, Gary DiVall, an affiliate of the former general partners, DiVall Real Estate Investment Corporation ("DREIC"), David Shea ("Shea") (former Acquisitions Director of DREIC), and Lisa Shatrawka

(former Controller for DREIC and former Director of Fund Management with TPG). In turn, Quarles & Brady has filed third-party claims against KPMG Peat Marwick, the Partnerships' accountants preceding E & Y. The Partnerships have filed claims against Magnuson, DiVall, DREIC, Shea, and Quarles & Brady. E&Y's claims against Ms. Shatrawka were voluntarily dismissed.

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

Plans of reorganization have been filed in some of the bankruptcies, and settlement agreements in many of the Private Partnerships have been reached. Settlements in twelve (12) of the bankruptcies to date have resulted in cash payments to the Partnerships of a total of $611,000 and notes secured by subordinated mortgages in the aggregate amount of $625,000. The Partnership is continuing to vigorously defend its interests in the remaining bankruptcies.

On March 24, 1994, the Partnership filed a complaint in the United States District Court for the Western District of Missouri against Boatmen's First National Bank of Kansas City ("Boatmen's) seeking a declaratory judgment that Boatmen's has no right or interest in a promissory note executed in the name of the Partnership by the former general partners (the "Note") secured by mortgages on five Partnership properties, and further seeking an injunction against foreclosure proceedings instituted against a Partnership property located in Dallas, Texas, under a first deed of trust and security agreement given to secure the Note (the "Foreclosure"). As further described in Note 6, the former general partners borrowed $600,000 during or before 1991 from Metro North State Bank (the loan is now held by Boatmen's). The proceeds of the Note were not received by the Partnership. As of June 30, 1995, the Partnership had not paid debt service on the Note. The Partnership received a notice of default on the
Note in October 1993 and the Foreclosure Action was filed in February 1994. As of June 30, 1995, interest in the amount of $147,000 was accrued, but unpaid, on the Note. Boatmen's has agreed to stay its foreclosure proceedings. Boatmen's answered the complaint and filed a motion for summary judgment to which the Partnership responded. Boatmen's motion for summary judgment was granted. The Partnership has appealed the summary judgment to the United States Court of Appeals for the Eighth Circuit and briefs have been filed. Pursuant to the Restoration Trust Account procedures described in Note 12, all of the Partnerships are sharing the expenses of this litigation and any recoveries resulting effectively from the partial or full cancellation of the alleged indebtedness will be allocated among the three Partnerships on the same basis as the restoration costs are currently being allocated via appropriate payments by the Partnership to its affiliated Partnerships.

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

15.  SUBSEQUENT EVENTS:
     ------------------

On August 15, 1995, the Partnership made distributions to the Limited Partners of $480,000 amounting to $19.20 per limited partnership interest.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES:
- --------------------------------

INVESTMENT PROPERTIES AND NET INVESTMENT IN DIRECT FINANCING LEASES
- -------------------------------------------------------------------

The investment properties, including equipment held by the Partnership at June 30, 1995, were originally purchased at a price, including acquisition costs, of approximately $20,136,000.

The Partnership has not sold any investment properties during 1995. However, the Partnership is currently marketing for sale the vacant land in Colorado Springs, Colorado. The Partnership executed a lease on the former Happy Joe's restaurant in Des Moines, Iowa, during February 1995, and is currently negotiating a potential lease for the Porterhouse restaurant in Chicago, Illinois.

The net investment in direct financing leases, which includes the Partnership's specialty leasehold improvement leases, amounted to $281,000 at June 30, 1995, compared to $304,000 at December 31, 1994. The decrease of $23,000 was a result of principal payments received during the quarter.

OTHER ASSETS
- ------------

Cash and cash equivalents, including cash restricted for real estate taxes held by the Partnership, were $877,000 at June 30, 1995, compared to $1,176,000 at December 31, 1994. The decrease is primarily due to the fourth quarter 1994 distribution in the amount of $675,000 paid to the Limited Partners during the first quarter of 1995. The Partnership designated cash of $480,000 to fund the Second Quarter 1995 distributions to Limited Partners, $265,000 for the payment of quarter-end accounts payable and accrued expenses, and the remainder represents reserves deemed necessary to allow the Partnership to operate normally, should any significant unforeseen costs occur. Cash generated through the operations of the Partnership's investment properties, sales of investment properties and any recoveries of misappropriated funds by the former general partners will provide the sources for future fund liquidity and Limited Partner distributions.

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

DUE FROM AFFILIATED PARTNERSHIPS, DUE FROM FORMER AFFILIATES, ALLOWANCE FOR UNCOLLECTIBLE AMOUNTS DUE FROM FORMER AFFILIATES, AND DEFERRED INCOME

Due from former affiliates represented misappropriated assets due from the former general partners and their affiliates in the amount of $1,127,000 at June 30, 1995. The receivable decreased from December 31, 1994, due to $17,000 of recoveries received during the first six months of 1995 from the former general partners and their affiliates.

The Partnership maintains a record of costs incurred in identifying or recovering the misappropriated assets. These amounts are expensed when incurred, and then, recorded on the balance sheet as a restoration cost receivable with a corresponding allowance for such receivable deemed uncollectible. These costs are considered due from the former general partners and their affiliates. Interest has been accrued on the misappropriated funds since January 1, 1993, at a rate of 9% per annum and has been included in the restoration cost receivable. The receivable increased from approximately $606,000 at December 31, 1994, to $731,000 at June 30, 1995, and includes
$364,000 of cumulative accrued interest.

The current General Partner intends to vigorously pursue recovery of the misappropriated funds from the various sources and initially estimated a range of recovery with an estimated floor of $3 million for the Partnerships. Accordingly, an allowance has been established against amounts due from the former general partners and their affiliates reflecting the current General Partner's original estimate of potential loss from misappropriated amounts.
This allowance has been allocated among the Partnerships based on each Partnership's pro rata share of the total misappropriation. The amount of the allowance was unchanged at June 30, 1995. Pending the outcome of litigation and other matters affecting the sources of potential recovery, it is not possible to determine the amount that will ultimately be recovered. The ultimate recovery may differ from the current estimate.

The restoration costs are allocated among the Partnerships based on each Partnership's respective share of the misappropriation as discussed in Note 12 to the financial statements included in Item 1 of this report. The allocation is adjusted annually to reflect any changes in the entire misappropriation. The Partnership's percentage of the allocation was reduced in 1993. Consequently, the Partnership had been paying more than its pro rata share of the costs. Accordingly, the Partnership recorded a receivable at December 31, 1993, in the amount of $295,000, due from DiVall 3 with a corresponding reduction reflected in professional expenses relating to the Investigation, former general partner removal expenses, and interim fund manager fees and expenses. During 1994 and 1995, recoveries allocated to DiVall 3 were used to partially repay amounts owed to the Partnership. At June 30, 1995, the remaining amount due from DiVall 3 was $114,000.

As a result of the misappropriation and material weaknesses in the internal control structure of the Partnership prior to February 8, 1993, there can be no assurance that all transactions recorded by the Partnership prior to that date, were appropriate transactions of the Partnership and properly reflected in the accompanying financial statements of the Partnership or that all transactions of the Partnership prior to February 8, 1993, including improper and unsupported transactions, have been identified and reflected in the accompanying financial statements of the Partnership as of June 30, 1995.

LIABILITIES
- -----------

Accounts payable and accrued expenses at June 30, 1995, amounted to approximately $60,000. The majority of this balance represented quarter-end accruals of legal and auditing fees.

Payable to Tenant of $144,000 at December 31, 1994, represents a portion of the monthly payments received from a tenant which must be refunded to them, due to their not achieving specified sales goals. This amount was returned to the tenant during January, 1995.

Real estate taxes payable amounted to $51,000 at June 30, 1995, compared to $133,000 at December 31, 1994. The decrease is primarily a result of amounts accrued for 1994 taxes on vacant properties which were paid during the first six months of 1995.

PARTNERS' CAPITAL
- -----------------

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

Cash distributions paid to the Limited Partners and to the current General Partner during 1995 of $960,000 and $2,233, respectively, have also been made in accordance with the amended Partnership Agreement. The Second Quarter 1995 distribution of $480,000 will be paid to the Limited Partners on August 15, 1995.

RESULTS OF OPERATIONS:
- ----------------------

Management believes that the financial results of the quarter are not indicative of "normal" Partnership operations. There are many events which occurred since the discovery of the misappropriations in 1992 which have had a negative impact on financial results. Some of these events will continue to have a negative impact on the Partnership in the future.

The Partnership reported net income for the quarter ended June 30, 1995, in the amount of $271,000 compared to $266,000 for the quarter ended June 30, 1994. Net income for the six months ended June 30, 1995 and 1994 amounted to $558,000 and $569,000, respectively. Results for these periods were less than would be expected from "normal" operations, primarily because of costs associated with the misappropriation of assets by the former general partners and their affiliates. The sale of three (3) Wendy's restaurants in Florida during the fourth quarter of 1994 resulted in lower revenues during 1995. However, the proceeds of the sale were used to repay mortgages on the properties which lowered interest cost. The lower interest cost along with decreased depreciation offset the effect of the decreased revenue.

REVENUES
- --------

Total revenues were $497,000 and $565,000 for the quarters ended June 30, 1995 and 1994, respectively. Revenues for the six month periods ended June 30, 1995 and 1994 were $1,006,000 and $1,161,000, respectively. Revenue decreased from 1994 to 1995, primarily due to the sale of three (3) Wendy's restaurants in Florida during the fourth quarter of 1994. Additionally, during the first quarter of 1994, a $31,000 expense accrual from the prior year was reversed and credited to other income.

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

EXPENSES
- --------

For the quarters ended June 30, 1995 and 1994, cash expenses amounted to approximately 27% and 33% of total revenues, respectively. For the six month periods ended June 30, 1995 and 1994, cash expenses amounted to 26% and 32% of total revenues respectively. Total expenses, including non-cash items, amounted to approximately 46% and 53% of total revenues for the quarters ended June 30, 1995 and 1994, respectively and totaled 45% and 51% of total revenues for the six months ended June 30, 1995 and 1994, respectively. Items negatively impacting expenses during the periods include expenses incurred primarily in relation to the misappropriation of assets by the former general partners and their affiliates, interest expense, and real estate taxes.

For the quarters ended June 30, 1995 and 1994, expenses incurred in relation to the misappropriated assets amounted to $33,000 and $16,000, respectively. These expenses totaled $44,000 and $30,000 during the first six months of 1995 and 1994, respectively. The accrual of unbilled out-of-pocket expenses related to the Ernst & Young lawsuit along with the payment of expert witness fees caused the increase during the second quarter of 1995. Future expenses incurred in relation to the misappropriation will continue to have a negative impact on the Partnership. Management has estimated that these expenses will approximate $65,000 for the year ending December 31, 1995.

Interest expense for the second quarter of 1995 amounted to $28,000 compared to $83,000 for the same period in 1994. Three notes repaid during November 1994, had a favorable affect on interest expense during 1995.

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

E & Y also filed third-party claims alleging fraud and negligence on the part of the Partnerships' former law firm, Quarles & Brady. E & Y also filed third-party claims against Paul Magnuson, Gary DiVall, an affiliate of the former general partners, DiVall Real Estate Investment Corporation ("DREIC"), David Shea ("Shea") (former Acquisitions Director for DREIC), and Lisa Shatrawka (former Controller for DREIC and former Director of Fund Management with TPG). In turn, Quarles & Brady has filed third party claims against KPMG Peat Marwick, the Parnerships' accountants preceding E&Y. The Partnerships have filed claims against Magnuson, DiVall, DREIC, Shea, and Quarles & Brady. E&Y's claims against Ms. Shatrawka were voluntarily dismissed.

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

Plans of reorganization have been filed in some of the bankruptcies, and settlement agreements in many of the Private Partnerships have been reached. Settlements in twelve (12) of the bankruptcies to date have resulted in cash payments to the Partnerships of a total of $611,000 and notes secured by subordinated mortgages in the aggregate amount of $625,000. The Partnership is continuing to vigorously defend its interests in the remaining bankruptcies.

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

On March 24, 1994, the Partnership filed a complaint in the United States District Court for the Western District of Missouri against Boatmen's First National Bank of Kansas City ("Boatmen's") seeking a declaratory judgment that Boatmen's has no right or interest in a promissory note executed in the name of the Partnership by the former general partners (the "Note") secured by mortgages on five Partnership properties, and further seeking an injunction against foreclosure proceedings instituted against a Partnership property located in Dallas, Texas, under a first deed of trust and security agreement given to secure the Note (the "Foreclosure"). As further described in Note 6 to the Financial Statements included in Part I, Item 1 of this report, the former general partners borrowed $600,000 during or before 1991 from Metro North State Bank (the note is now held by Boatmen's). The proceeds of the Note were not received by the Partnership. As of June 30, 1995, the Partnership had not paid debt service on the Note. The Partnership received a notice of default on the
Note in October 1993, and the Foreclosure Action was filed in February 1994. As of June 30, 1995, interest in the amount of $147,000 had been accrued, but was unpaid on the Note. Boatmen's has agreed to stay its foreclosure proceedings. Boatmen's answered the complaint and filed a motion for summary judgment to which the Partnership responded. Boatmen's motion for summary judgment was granted. The Partnership has appealed the summary judgment to the United States Court of Appeals for the Eighth Circuit and briefs have been filed. Pursuant to the Restoration Trust Account procedures described in Note 12 to the Financial Statements, included in Part I, Item 1 of this report, all of the Partnerships are sharing the expenses of this litigation and any recoveries resulting effectively from the partial or full cancellation of the alleged indebtedness will be allocated among the three Partnerships on the same basis as the restoration costs are currently being allocated via appropriate payments by the Partnership to its affiliated Partnerships.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Listing of Exhibits:

     28.0 Correspondence to the Limited Partners dated August 15, 1995 regarding the second quarter 1995 distributions.

(b)  Report on Form 8-K:

     The Registrant filed no reports on Form 8-K during the second quarter of fiscal year 1995.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIVALL INSURED INCOME FUND LIMITED PARTNERSHIP

By:  The Provo Group, Inc., General Partner



By:  /s/Bruce A. Provo
     -------------------------------------------------
     Bruce A. Provo, President


Date:  August 11, 1995


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:  The Provo Group, Inc., General Partner



By:  /s/Bruce A. Provo
     -------------------------------------------------
     Bruce A. Provo, President


Date:  August 11, 1995



By:  /s/Kristin J. Atkinson
- ------------------------------------------------------
     Kristin J. Atkinson
     Vice-President, Finance and Administration


Date:  August 11, 1995