Form 10-Q
period 1995-09-30
DIVALL INSURED INCOME FUND LTD PARTNERSHIP
filed 1995-11-13
CIK 786974

                                   FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  EXCHANGE ACT OF 1934

     For the quarterly period ended     September 30, 1995
                                    --------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  EXCHANGE ACT OF 1934

     For the transition period from _______________________ to
_________________________


                         Commission file number 0-17686


             DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP (Exact name of registrant as specified in its charter)


     WISCONSIN                                            39-1606834
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

                         PART I - FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS

             DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                    SEPTEMBER 30, 1995 AND DECEMBER 31, 1994
                    ----------------------------------------

                                     ASSETS

                                                          (Unaudited)
                                                         September 30,   December 31,
                                                              1995           1994
                                                         --------------  -------------
INVESTMENT PROPERTIES AND EQUIPMENT:(NOTE 3)
     Land                                                  $10,218,268    $10,341,226
     Buildings                                              18,216,715     18,449,169
     Equipment                                                 669,778        706,228
     Accumulated depreciation                               (5,356,554)    (5,001,045)
                                                           -----------    -----------

          Net investment properties and equipment           23,748,207     24,495,578
                                                           -----------    -----------

NET INVESTMENT IN DIRECT FINANCING LEASES:(NOTE 8)             965,750      1,267,553
                                                           -----------    -----------

OTHER ASSETS:
     Cash and cash equivalents                                 923,824      1,349,101
     Cash restricted for real estate taxes                      54,964         41,694
     Certificate of Deposit restricted for security
                      deposit (NOTE 3)                         260,000        260,000
     Cash held in Indemnification Trust (NOTE 11)              267,856        253,558
     Rents and other receivables (net of allowance of
       $103,687 in 1995 and $89,116 in 1994)                   544,664        293,614
     Due from current General Partner                              210          3,215
     Deferred rent receivable                                  297,706        310,229
     Due from affiliated partnerships (NOTE 12)                 76,643        102,656
     Prepaid insurance                                          22,688         40,650
     Unsecured notes receivable from lessees                    50,000         50,000
                                                           -----------    -----------
          Total other assets                                 2,498,555      2,704,717
                                                           -----------    -----------

DUE FROM FORMER AFFILIATES: (NOTES 2 AND 12)
     Due from former general partner affiliates              3,536,080      3,594,605
     Allowance for uncollectible amounts
        due from former affiliates                          (2,607,104)    (2,607,104)
     Restoration cost receivable                             2,535,797      1,880,070
     Allowance for uncollectible
       restoration receivable                               (2,535,797)    (1,880,070)
                                                           -----------    -----------

          Due from former affiliates, net                      928,976        987,501
                                                           -----------    -----------

          Total assets                                     $28,141,488    $29,455,349
                                                           ===========    ===========

        The accompanying notes are an integral part of these statements.

             DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

                       LIABILITIES AND PARTNERS' CAPITAL

                    SEPTEMBER 30, 1995 AND DECEMBER 31, 1994
                    ----------------------------------------

                                                               (Unaudited)
                                                              September 30,   December 31,
                                                                   1995           1994
                                                              --------------  -------------
LIABILITIES:
 Equipment notes payable (NOTE 6)                              $    329,230   $    511,019
 Accounts payable and accrued expenses                              172,498        184,157
 Due to current General Partner                                       2,145          1,310
 Security deposits                                                  504,513        504,713
 Unearned rental income                                              18,065         25,121
 Real estate taxes payable                                           54,964        111,576
                                                               ------------   ------------

    Total liabilities                                             1,081,415      1,337,896
                                                               ------------   ------------

CONTINGENT LIABILITIES: (NOTE 10)

PARTNERS' CAPITAL: (NOTES 1, 4 AND 14)
 Former general partners -
  Capital contributions                                                 200            200
  Cumulative net income                                             707,313        707,313
  Cumulative cash distributions                                  (1,547,742)    (1,547,742)
  Reallocation of former general partners'
   deficit capital to Limited Partners                              840,229        840,229
                                                               ------------   ------------

                                                                          0              0
                                                               ------------   ------------
 Current General Partner -
  Cumulative net income                                              46,761         29,468
  Cumulative cash distributions                                     (19,797)       (13,165)
                                                               ------------   ------------

                                                                     26,964         16,303
                                                               ------------   ------------
 Limited Partners (46,280.3 interests outstanding)
  Capital contributions, net of offering costs                   39,358,468     39,358,468
  Cumulative net income                                          10,995,138      9,283,179
  Cumulative cash distributions                                 (22,480,268)   (19,700,268)
  Reallocation of former general partners' deficit capital         (840,229)      (840,229)
                                                               ------------   ------------

                                                                 27,033,109     28,101,150
                                                               ------------   ------------

     Total partners' capital                                     27,060,073     28,117,453
                                                               ------------   ------------

     Total liabilities and partners' capital                   $ 28,141,488   $ 29,455,349
                                                               ============   ============


        The accompanying notes are an integral part of these statements.

             DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

                              STATEMENTS OF INCOME

                                  (UNAUDITED)

                                                       Three Months Ended      Nine Months Ended
                                                         September 30,           September 30,
                                                     ----------------------  ----------------------
                                                        1995        1994        1995        1994
                                                     ----------  ----------  ----------  ----------
REVENUES:
     Rental income(NOTE 5)                           $  916,747  $1,088,448  $2,819,770  $2,915,471
     Interest income on direct financing leases          29,154      23,657      80,196      77,249
     Other interest income                                8,534      30,830      54,539      84,976
     Other income                                         3,532      30,282      10,156      39,602
     Net gain on disposal of assets                           0      35,076       1,729      44,662
                                                     ----------  ----------  ----------  ----------
                                                        957,967   1,208,293   2,966,390   3,161,960
                                                     ----------  ----------  ----------  ----------
EXPENSES:
     Partnership management fees paid
      to current General Partner                         41,714      45,235     122,699     133,648
     Disposition fees - Current General Partner               0           0       3,000       3,300
     Restoration fees - Current General Partner             210       1,012       2,341       2,985
     Selling Commission - 1.5% restoration                    0           0       3,000           0
     Insurance                                           12,582      12,145      36,361      47,377
     Selling Commissions                                      0       6,728       9,900       6,728
     Real Estate Taxes                                        0      80,574           0      80,574
     General and administrative (NOTE 9)                 15,208      27,980      78,972      86,504
     Advisory Board fees and expenses                     4,924       4,263      13,594      15,466
     Interest                                            11,103      30,086      33,633      94,445
     Ground lease payments (NOTE 3)                      30,936      30,945      92,890      92,813
     Expenses incurred due to default by lessee          16,956       1,827      20,672       6,953
     Professional services                               20,727      15,753      93,880      88,400
     Professional services related to Investigation     129,796      63,140     269,218     164,687
     Depreciation                                       137,316     163,732     449,101     502,898
     Amortization                                           201       1,286         603       4,450
     Loss on Equipment lease                                  0           0       7,273           0
                                                     ----------  ----------  ----------  ----------
                                                        421,673     484,706   1,237,137   1,331,228
                                                     ----------  ----------  ----------  ----------
NET INCOME                                             $536,294  $  723,587  $1,729,253  $1,830,732
                                                     ==========  ==========  ==========  ==========
NET INCOME - CURRENT GENERAL PARTNER                 $    5,363  $    7,236  $   17,293  $   18,307
NET INCOME - LIMITED PARTNERS                           530,931     716,351   1,711,960   1,812,425
                                                     ----------  ----------  ----------  ----------
                                                     $  536,294  $  723,587  $1,729,253  $1,830,732
                                                     ==========  ==========  ==========  ==========
NET INCOME PER LIMITED PARTNERSHIP
  INTEREST, based on 46,280.3 Interests                  $11.47      $15.48      $36.99      $39.16
   outstanding                                           ======      ======      ======      ======

        The accompanying notes are an integral part of these statements.

             DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                    Nine Months Ended September 30,
                                                                       1995                 1994
                                                                    ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                        $1,729,253           $1,830,732
  Adjustments to reconcile net income to net
   cash provided by operating activities -
    Depreciation and amortization                                      449,704              507,348
    Net (gain) on disposal of assets                                    (1,729)             (44,662)
    Loss on equipment lease                                              7,273                    0
    Interest applied to Indemnification Trust account                  (14,298)              (3,558)
    (Increase)/Decrease in rents and other receivables                (251,050)              29,287
    (Deposits) Withdrawals for payment of real estate taxes and CD     (13,270)             121,199
    Decrease in prepaids                                                17,962               42,484
    (Increase)/Decrease in deferred rent receivable                     12,523               (8,502)
    Increase/(Decrease) in due to current General Partner                3,840               (9,766)
    (Decrease) in accounts payable and other                           (11,659)             (94,392)
    (Decrease) in security deposits                                       (200)             (12,552)
    Increase in accrued interest payable                                     0               20,393
    (Decrease) in real estate taxes payable                            (56,612)             (33,261)
    (Decrease) in unearned rental income                                (7,056)                   0
                                                                    ----------           ----------
       Net cash from operating activities                            1,864,681            2,344,750
                                                                    ----------           ----------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
  Principal payments received on direct financing leases               293,925              229,254
  Deposits to Indemnification Trust cash account                             0             (150,000)
  Recoveries from former affiliates                                     58,525               74,628
  Payments from affiliated partnerships                                 26,013               23,191
  Proceeds from sale of properties                                     300,000                    0
  Principal receipts from notes receivable                                   0              233,698
                                                                    ----------           ----------
       Net cash from (used in) investing activities                    678,463              410,771
                                                                    ----------           ----------
CASH FLOWS (USED IN) FINANCING ACTIVITIES:
  Cash distributions to Limited Partners                            (2,780,000)          (2,478,464)
  Cash distributions to current General Partner                         (6,632)              (7,011)
  Principal payments on mortgage notes                                       0               (2,830)
  Payments of equipment notes                                         (181,789)            (164,950)
                                                                    ----------           ----------
  Net cash (used in) financing activities                           (2,968,421)          (2,653,255)
                                                                    ----------           ----------
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                  (425,277)             102,266

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     1,349,101            1,363,335
                                                                    ----------           ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $  923,824           $1,465,601
                                                                    ==========           ==========
SUPPLEMENTAL DISCLOSURE--cash paid for interest                     $   33,633           $   94,445
                                                                    ==========           ==========

        The accompanying notes are an integral part of these statements.

             DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS



1.   ORGANIZATION AND BASIS OF ACCOUNTING:
     -------------------------------------

DiVall Insured Income Properties 2 Limited Partnership (the "Partnership") was formed on November 18, 1987, pursuant to the Uniform Limited Partnership Act of the State of Wisconsin. The initial capital which was contributed during 1987, consisted of $300, representing aggregate capital contributions of $200 by the former general partners and $100 by the Initial Limited Partner. The minimum offering requirements were met and escrowed subscription funds were released to the Partnership as of April 7, 1988. On January 23, 1989, the former general partners exercised their option to increase the offering from 25,000 interests to 50,000 interests and to extend the offering period to a date no later than August 22, 1989. On September 30, 1989, the former general partners exercised their option to extend the offering period to a date no later than February 22, 1990. The offering closed on February 22, 1990, at which point 46,280.3 interests had been sold, resulting in total offering proceeds, net of underwriting compensation and other offering costs, of $39,358,468.

Deferred organization costs are amortized over a 60-month period. Deferred costs on proposed acquisitions are capitalized as a cost of the properties upon acquisition.

Rental revenue from investment properties is recognized on the straight-line basis over the life of the respective lease. Revenue from direct financing leases is recognized at level rates of return over the term of the lease.

Prior to January 1, 1992, depreciation of the properties was provided on a straight-line basis over the estimated useful lives of 14 to 25 years which generally approximates the lease terms. Beginning January 1, 1992, the Partnership prospectively revised the remaining lives of its properties to 31.5 years, which management believes is a better representation of the estimated useful lives of the buildings and improvements. Equipment is depreciated on a straight-line basis over the estimated useful lives of 5 to 7 years.

Real estate taxes on the Partnership's investment properties are the responsibility of the tenant. However, when a tenant fails to make the required tax payments or when a property becomes vacant, the Partnership makes the appropriate payment to avoid possible foreclosure of the property. Taxes are accrued in the period in which the liability is incurred.

Cash and cash equivalents include cash on deposit with financial institutions and highly liquid temporary investments with initial maturities of 90 days or less.

The Partnership will be dissolved on November 30, 2010, or earlier upon the prior occurrence of any of the following events: (a) the disposition of all properties of the Partnership; (b) the written determination by the General Partner that the Partnership's assets may constitute "plan assets" for purposes of ERISA; (c) the agreement of Limited Partners owning a majority of the outstanding interests to dissolve the Partnership; or (d) the dissolution, bankruptcy, death, withdrawal, or incapacity of the last remaining General Partner, unless an additional General Partner is elected previously by a majority of the Limited Partners.

No provision for Federal income taxes has been made, as any liability for such taxes would be that of the individual partners rather than the Partnership. At December 31, 1994, the tax basis of the Partnership's assets exceeded the amounts reported in the accompanying financial statements by approximately $8,000,000.

2.   REGULATORY INVESTIGATION:
     -------------------------

A preliminary investigation during 1992 by the Office of Commissioner of Securities for the State of Wisconsin and the Securities and Exchange Commission (the "Investigation") revealed that during at least the four years ended December 31, 1992, the former general partners of the Partnership, Gary J. DiVall ("DiVall") and Paul E. Magnuson ("Magnuson") had transferred substantial cash assets of the Partnership and two affiliated publicly registered partnerships, DiVall Insured Income Fund Limited Partnership ("DiVall 1") and DiVall Income Properties 3 Limited Partnership ("DiVall 3") (collectively the "Partnerships") to various other entities previously sponsored by or otherwise affiliated with DiVall and Magnuson. The unauthorized transfers were in violation of the respective Partnership Agreements and resulted, in part, from material weaknesses in the internal control system of the Partnerships. The aggregate amount of the misappropriations, related costs, and 9% interest accrued since January 1, 1993, is in excess of $15,000,000, of which approximately $6,072,000 has been attributed to the Partnership and is reflected as due from former affiliates on the balance sheet at September 30, 1995. The 9% interest accrued as of September 30, 1995, amounted to approximately $1,264,000 and is not reflected in the accompanying income statement. As of December 31, 1994, approximately $5,475,000 was reflected as due from former affiliates based on estimated overall misappropriation and related costs of $13,500,000. As of December 31, 1994, PMA savings, representing cost savings to the Partnerships as a result of the implementation of the Permanent Manager Agreement, are estimated to approximate to $565,000, of which approximately $183,000 is attributable to the Partnership. PMA savings are not credited against the due from former affiliates account on the financial statements of the Partnerships.

Subsequent to discovery, and in response to the regulatory inquiries, a third-party Permanent Manager, The Provo Group, Inc. ("TPG"), was appointed (effective February 8, 1993) to assume responsibility for daily operations and assets of the Partnerships as well as to develop and execute a plan of restoration for the Partnerships. Effective May 26, 1993, the Limited Partners, by written consent of a majority of interests, elected the Permanent Manager, TPG, as General Partner. TPG terminated the former general partners by accepting their tendered resignations.

The current General Partner intends to vigorously pursue recovery of the misappropriated funds from the various sources and initially estimated a range of recovery with an estimated floor of $3 million for the Partnerships. Accordingly, an allowance has been established against amounts due from former general partner affiliates reflecting the current General Partner's best estimate of potential loss from misappropriated amounts. This allowance has been allocated among the Partnerships based on each Partnership's pro rata share of the total misappropriation. The amount of the allowance was unchanged at September 30, 1995. Pending the outcome of the litigation and other matters affecting the sources of potential recovery, it is not possible to determine the amount that will ultimately be recovered. The ultimate recovery will likely be for an amount different than the current estimate.

As mentioned above, material weaknesses were identified in the Partnership's internal control structure. The internal control structure was not adequate to assure that all transactions of the Partnership were properly recorded and reflected in the books and records and financial statements of the Partnership. Significant transactions affecting the Partnership were apparently initiated by DiVall and Magnuson during at least the four years ended December 31, 1992, which initially either were not recorded on the books and records of the Partnership or were improperly recorded and characterized. Such transactions included unsupported disbursements or improper disbursements under the terms of the Partnership Agreement and the encumbrance of the Partnership assets. All such transactions identified during the regulatory Investigation and concurrent reviews have been reflected in the Partnership's financial statements as of September 30, 1995. Because of the significance of the weaknesses in the internal control structure, there could be no certainty that all improper and unsupported transactions were identified and recorded and reflected in the Partnership's financial statements as of December 31, 1992. Accordingly, the Partnership's auditors were unable to render an opinion on the financial statements for the year ended December 31, 1992. Financial statements for prior periods, including 1991 and certain prior years, and quarterly reports as of September 30, 1992, and certain prior quarters, do not properly reflect such transactions, but have not been restated due to the impracticality and uncertainty in attempting to make such restatements. Correspondingly, management elected to record in the period discovered certain immaterial errors discovered during 1993, which relate to prior periods, to assure effective disclosure of amounts which have otherwise been deemed immaterial in relation to partners' capital.

3.   INVESTMENT PROPERTIES:
     ----------------------

As of September 30, 1995, the Partnership owned 35 fully constructed fast-food restaurants, a video store, a preschool and a tag agency. The properties are composed of the following: ten (10) Wendy's restaurants, eight (8) Hardee's restaurants, seven (7) Denny's restaurants, three (3) Applebee's restaurants, one (1) Popeye's Famous Fried Chicken restaurant, one (1) former Country Kitchen restaurant, one (1) Hooter's restaurant, one (1) Kentucky Fried Chicken restaurant, one (1) Hostetler's restaurant, one (1) Hallandale Tag Agency, one
(1) Miami Subs restaurant, one (1) Village Inn restaurant, one (1) Blockbuster Video store, and one (1) Sunrise Preschool. The 38 properties are located in a total of twelve (12) states.

From time to time, the Partnership experiences interruptions in rental receipts due to tenant delinquencies and vacancies. At September 30, 1995, the Partnership had one vacancy. The tenant of the Country Kitchen restaurant was evicted effective August 31, 1995. The property is currently under contract and a sale is expected to take place during the Fourth Quarter of 1995. The property located in Hallandale, Florida, and originally a Wendy's restaurant, has been vacant since early 1990. A lease was executed on the property during the second quarter of 1995.

The total cost of the investment properties and specialty leasehold improvements includes the original purchase price plus acquisition fees and other capitalized costs paid to an affiliate of the former general partners.

According to the Partnership Agreement, the former general partners were to commit 80% of the original offering proceeds to investment in properties. Upon the close of the offering, approximately 75% of the original proceeds were invested in the Partnership's properties.

Prior to January 1, 1992, depreciation of the properties was provided on a straight-line basis over the estimated useful lives of 14 to 25 years which generally approximates the lease terms. Beginning January 1, 1992, the Partnership prospectively revised the remaining lives of its properties to 31.5 years which management believes is a better representation of the estimated useful lives of the buildings and improvements.

The Partnership's investment properties had been managed by an affiliate of the former general partners pursuant to a management agreement which provided for a fee equal to 1% of gross receipts. In addition, the former general partner affiliate was entitled to receive reimbursements of general and administrative costs, either direct or indirect. As a result of the Investigation, the Partnership engaged a third party as Interim Manager in October 1992.
Subsequent to the appointment of the Permanent Manager, effective February 8, 1993, these services were being provided by the Permanent Manager for an overall fee equal to 4% of gross receipts, with a maximum reimbursement for office rent and related office overhead of $25,000 between the three affiliated Partnerships as provided in the Permanent Manager Agreement ("PMA"). On May 26, 1993, the Permanent Manager, TPG, replaced the former general partner as the new General Partner as provided for in an amendment to the Partnership Agreement dated May 26, 1993. Pursuant to amendments to the Partnership Agreement, TPG continues to provide management services for the same fee structure as provided in the PMA mentioned above. Effective March 1, 1995, the minimum management fee and the maximum reimbursement for office rent and overhead increased by 2.7% representing the allowable annual Consumer Price Index adjustment per the PMA. For purposes of computing the 4% overall fee, gross receipts includes amounts recovered in connection with the misappropriation of assets by the former general partners and their affiliates. TPG has received fees from the Partnership totaling $11,312 to date on the amounts recovered.

The Partnership currently maintains rent insurance policies with terms expiring in 1995 and 1996 for 13 of the 38 leased properties. Terms of the rent insurance policies call for the Partnership to be paid 80% of gross rent due in the event of nonpayment and vacancy of the property. Under the terms of the original offering document, rent insurance was originally intended to be obtained on all leased properties unless the tenant had financial net worth in excess of $5,000,000. The Partnership did not have sufficient documentation at September 30, 1995 to substantiate whether the uninsured properties had tenants with adequate net worth at the time the leases were initiated.

The Partnership maintains a $260,000 certificate of deposit on behalf of Terratron, Inc., a tenant, as a security deposit on an equipment lease. All interest earned on the certificate of deposit belongs to the tenant. The $260,000 will be returned to the tenant upon maturity of the certificate in November 1996, which coincides with the expiration date of the equipment lease.

The Partnership owns four (4) restaurants located on parcels of land where it has entered into long-term ground leases. Two (2) of these leases are paid by the tenant and two (2) are paid by the Partnership. The leases paid by the Partnership are considered operating leases and the lease payments are expensed in the periods to which they apply. The lease terms require aggregate minimum annual payments of approximately $124,000 and expire in the years ranging from 1998 to 2003.

The tenant operating a Denny's restaurant on Camelback Road in Phoenix, Arizona, has not formally exercised its option to extend its lease which expired on January 30, 1993, but continues to operate the restaurant and pay rent. Management is currently negotiating a long-term lease for the property with the tenant.

Several of the Partnership's property leases contain purchase option provisions with stated purchase prices in excess of the original cost of the properties. The Partnership's lease with an Arby's restaurant in Champaign, Illinois, contained a purchase option with an option price of $300,000. The Partnership acquired the property at a cost of $389,757. During the Fourth Quarter of 1994, the tenant notified the Partnership of its intent to exercise the purchase option. The property was written down to $300,000, the option price, at December 31, 1994. The sale closed on April 11, 1995. The current General Partner is not aware of any additional unfavorable purchase options in relation to original cost.

4.   PARTNERSHIP AGREEMENT:
     ----------------------

The Partnership Agreement, prior to an amendment effective May 26, 1993, provided that, for financial reporting and income tax purposes, net profits or losses from operations were allocated 90% to the Limited Partners and 10% to the former general partners. The Partnership Agreement also provided for quarterly cash distributions from Net Cash Receipts, as defined, within 60 days after the last day of the first full calendar quarter following the date of release of the subscription funds from escrow, and each calendar quarter thereafter, in which such funds were available for distribution with respect to such quarter. Such distributions were to be made 90% to Limited Partners and 10% to the former general partners, provided, however, that quarterly distributions were to be cumulative and were not to be made to the former general partners unless and until each Limited Partner had received a distribution from Net Cash Receipts in an amount equal to 10% per annum, cumulative simple return on his or her Adjusted Original Capital, as defined, from the Return Calculation Date, as defined.

Net Proceeds, as originally defined, were to be distributed as follows: (a) to the Limited Partners, an amount equal to 100% of their Adjusted Original Capital; (b) then, to the Limited Partners, an amount necessary to provide each Limited Partner a Liquidation Preference equal to a 13.5% per annum, cumulative simple return on Adjusted Original Capital from the Return Calculation date including in the calculation of such return all prior distributions of Net Cash Receipts and any prior distributions of Net Proceeds under this clause; and (c) then, to Limited Partners, 90% and to the former general partners, 10%, of the remaining Net Proceeds available for distribution.

Under the terms of the Partnership Agreement, the General Partners were obligated to create and contribute to an escrow fund an amount equal to 25% of Net Cash Receipts distributed to the General Partners. At December 31, 1993, the General Partner had contributed $1,641 to the fund. The fund was to be used to repurchase interests of Limited Partners that exhibited hardship, at the determination of the General Partner, and for distributions to the Limited Partners upon final dissolution of the Partnership to permit the Limited Partners to receive an amount equal to their Liquidation Preference of 13.5% per annum. During 1994, it was determined that the amounts being funded to the escrow fund were immaterial, and the fund was eliminated. Amounts paid to the fund were returned to the Partnership.

On May 26, 1993, pursuant to the results of a solicitation of written consents from the Limited Partners, the Partnership Agreement was amended to replace the former general partners and amend various sections of the agreement. The former general partners were replaced as General Partner by The Provo Group, Inc., an Illinois corporation. Under the terms of the amendment, net profits or losses from operations are allocated 99% to the Limited Partners and 1% to the current General Partner. The amendment also provided for distributions from Net Cash Receipts to be made 99% to Limited Partners and 1% to the current General Partner provided, that quarterly distributions will be cumulative and will not be made to the current General Partner unless and until each Limited Partner has received a distribution from Net Cash Receipts in an amount equal to 10% per annum, cumulative simple return on his or her Adjusted Original Capital, as defined, from the Return Calculation Date, as defined, except to the extent needed by the General Partner to pay its federal and state income taxes on the income allocated to them attributable to such year. Distributions paid to the General Partner are based on the estimated tax liability resulting from allocated income. Subsequent to the filing of the General Partner's income tax returns, a true-up of actual distributions is made.

The provisions regarding distribution of Net Proceeds, as defined, were also amended to provide that Net Proceeds are to be distributed as follows: (a) to the Limited Partners, an amount equal to 100% of their Adjusted Original Capital; (b) then, to the Limited Partners, an amount necessary to provide each Limited Partner a Liquidation Preference equal to a 13.5% per annum, cumulative simple return on Adjusted Original Capital from the Return Calculation Date including in the calculation of such return on all prior distributions of Net Cash Receipts and any prior distributions of Net Proceeds under this clause, except to the extent needed by the General Partner to pay its federal and state income tax on the income allocated to its attributable to such year; and (c) then, to Limited Partners, 99%, and to the General Partner, 1%, of remaining Net Proceeds available for distribution.

Additionally, per the amendment to the Partnership Agreement dated May 26, 1993, the total compensation paid to all persons for the sale of the investment properties shall be limited to a Competitive Real Estate commission, not to exceed 6% of the contract price for the sale of the property. The General Partner may receive up to one-half of the Competitive Real Estate commission, not to exceed 3%, provided that the General Partner provides a substantial amount of services in the sales effort. It is further provided that a portion of the amount of such fees payable to the General Partner is subordinated to its success in recovering the funds misappropriated by the former general partners. (See Note 10.)

5.   LEASES:
     -------

Lease terms for the majority of the investment properties are 20 years from their inception. The leases generally provide for minimum rents and additional rents based upon percentages of gross sales in excess of specified sales levels. The lessee is responsible for occupancy costs such as maintenance, insurance, real estate taxes, and utilities. Accordingly, these amounts are not reflected in the statements of income except in circumstances where, in management's opinion, the Partnership will be required to pay such costs to preserve its assets (i.e., payment of past-due real estate taxes). Management has determined that the leases are properly classified as operating leases; therefore, rental income is reported when earned and the cost of the property, excluding the cost of the land, is depreciated over its estimated useful life.

Aggregate minimum lease payments to be received under the leases for the Partnership's properties are as follows:

                        Year ending
                        December 31,
                        1995            $ 3,199,910
                        1996              3,180,085
                        1997              3,160,563
                        1998              3,115,652
                        1999              3,117,452
                        Thereafter       29,523,363
                                        -----------
                                        $45,297,025
                                        ===========

6.    EQUIPMENT NOTES PAYABLE:
      ------------------------

At September 30, 1995, equipment notes payable consist of the following:

          Outstanding
           Principal
            Balance    Interest Rate    Maturity Date
          -----------  --------------  ---------------

     a.     $ 87,253        9.80%       September, 1997
     b.      241,977        9.75%       October, 1996
            --------
            $329,230
            ========

     a. In August 1992, the Partnership executed a note payable in the amount of $190,000 with Norwest Equipment Finance, Incorporated, for equipment placed in the Denny's restaurant located in Twin Falls, Idaho. The note is payable in monthly installments of $4,018, including interest at 9.8% through September 1997. The note is secured by the equipment under a direct financing lease with an initial cost of $190,000.

     b. In October 1992, the Partnership executed a note payable in the amount of $780,000 with Norwest Equipment Finance, Incorporated, for equipment placed in 35 Hardee's restaurants, of which 28 restaurants are owned independently from the Partnerships, located in Wisconsin. The note is payable in monthly installments of $19,689, including interest at 9.75% through October 1996. The note is secured by the equipment under one direct financing lease with an initial cost of $780,000.

Future maturities of the equipment notes payable are as follows:

          Year ending
          December 31,
          1995                 63,602
          1996                230,898
          1997                 34,730
                             --------
                             $329,230
                             ========

7.   TRANSACTIONS WITH CURRENT GENERAL PARTNER:
     ------------------------------------------

Amounts paid to the current General Partner for the nine-month periods ended September 30, 1995 and 1994 are as follows:

                               Incurred as of       Unpaid at     Incurred as of
                                September 30,     September 30,    September 30,
  Current General Partner           1995              1995             1994
  -----------------------      --------------     -------------   --------------
  Management fees                 $122,699           $ (210)         $133,648
  Disposition fees                   3,000                0             3,300
  Restoration fees                   2,341                0             2,985
  Overhead allowance                10,420                0            10,144
  Reimbursement for out-
   of-pocket expenses               13,762                0             6,066
  Cash distributions                 6,632            2,145             7,011
                                  --------           ------          --------
                                  $158,854           $1,935          $163,154
                                  ========           ======          ========


8.   NET INVESTMENT IN DIRECT FINANCING LEASES:
     ------------------------------------------

The net investment in direct financing leases which includes the Partnership's specialty leasehold improvement leases, is composed of the following as of September 30, 1995:

          Minimum lease payments receivable          $  941,532
          Estimated residual values of leased
             property (non-recourse)                    158,826
          Acquisition fees, net                           1,005
          Less-Unearned income                         (135,613)
                                                     ----------
          Net investment in direct
          financing leases                           $  965,750
                                                     ==========

At September 30, 1995, future minimum lease payments for each of the five succeeding fiscal years are as follows:

          Year ending
          December 31,

           1995                                         175,019
           1996                                         526,218
           1997                                         271,311
           1998                                          92,509
           1999                                          35,301
                                                     ----------
                                                     $1,100,358
                                                     ==========

9.   GENERAL AND ADMINISTRATIVE EXPENSES:
     ------------------------------------

For the periods ended September 30, 1995 and 1994, general and administrative expenses incurred by the Partnership were as follows:

                            Three Months Ended   Nine Months Ended
                               September 30,        September 30,
                              1995       1994      1995      1994
                            ---------  --------  --------  --------
Communication costs          $ 9,659    $11,513   $44,888   $48,125
Other administration            (407)     8,120     3,156    15,624
Travel costs                     365      3,374     2,266     8,835
Overhead allowance             3,494      3,402    10,420    10,144
Registration/Filing fees       2,097        262     7,039     2,467
Income Taxes                       0      1,309    11,203     1,309
                             -------    -------   -------   -------
                             $15,208    $27,980   $78,972   $86,504
                             =======    =======   =======   =======

10.  CONTINGENT LIABILITIES:
     -----------------------

According to the Partnership Agreement, as amended, the current General Partner may receive a disposition fee not to exceed 3% of the contract price of the sale of investment properties. Fifty percent (50%) of all such disposition fees earned by the current General Partner is to be escrowed until the aggregate amount of recovery of the funds misappropriated from the Partnerships by the former general partners is greater than $4,500,000. Upon reaching such recovery level, full disposition fees will thereafter be payable and fifty percent (50%) of the previously escrowed amounts will be paid to the current General Partner. At such time as the recovery exceeds $6,000,000 in the aggregate, the remaining escrowed disposition fees shall be paid to the current General Partner. If such levels of recovery are not achieved, the current General Partner will contribute the amounts escrowed towards the recovery. In lieu of an escrow, 50% of all such disposition fees were paid directly to the restoration account and then distributed among the three Partnerships. The amount allocated to the Partnership may be owed to the current General Partner if the above noted recovery levels are met. As of September 30, 1995, the Partnership may owe the current General Partner $23,080, which is currently reflected as a recovery, if certain specified recovery levels are achieved.

11.  PMA INDEMNIFICATION TRUST:
     --------------------------

The Permanent Manager Agreement ("PMA") provides that the Permanent Manager will be indemnified from any claims or expenses arising out of or relating to the Permanent Manager serving in such capacity or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by the Permanent Manager. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership's creditors. An

Indemnification Trust ("Trust") serving such purposes has been established at United Missouri Bank, N.A. The Trust has been funded with Partnership assets totaling $250,000 through September 30, 1995. Funds are invested in U.S. Treasury securities. In addition, $17,856 of earnings has been credited to the Trust. The rights of the Permanent Manager to the Trust shall be terminated upon the earliest to occur of the following events: (i) the written release by the Permanent Manager of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against the Permanent Manager and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that the Permanent Manager shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

12.  RESTORATION TRUST ACCOUNT; EXPENSE ALLOCATIONS;
     -----------------------------------------------
     AND RELATED INTER-PARTNERSHIP RECEIVABLES:
     ------------------------------------------

Restoration costs represent expenses incurred by the Partnership in relation to the misappropriated assets by the former general partners and their affiliates. These costs are allocated among the Partnerships based on each partnership's respective share of the entire misappropriation, as currently quantified. The amount of misappropriation for each partnership is adjusted annually to reflect new discoveries and more accurate quantification of amounts based on the continuing Investigation. Such adjustments will result in periodic adjustments to prior allocations of recovery costs to reflect updated information. Consequently, previous payments for restoration expenses may not be consistent with modified allocations. Based on modified allocations adjusted as of December 31, 1993, the Partnership was owed $192,358 from DiVall 3 for amounts paid on its behalf. Such amounts are reflected on the balance sheet as due from affiliated partnerships. During 1994, the Partnership made an additional adjustment increasing the amount due from DiVall 3 by $9,785, which has been offset by $125,500 received from DiVall 3. At September 30, 1995, the Partnership was owed $76,643 from DiVall 3.

When recoveries are realized by the Partnerships, the amounts received are distributed to each respective partnership on the same basis as the restoration costs are currently being allocated. Additionally, any available recovery funds have been utilized first to satisfy amounts due other partnerships for amounts advanced under prior allocation methods. As of September 30, 1995, the Partnerships recovered a total of $665,295 from the former general partners and their affiliates. Of this amount, the Partnership received its pro-rata share in the amount of $271,523. Additionally, $57,143, representing 50% of all disposition fees earned by the General Partner have been paid to the recovery. Of that amount, $23,080 was allocated to the Partnership and is contingently payable to the General Partner upon achievement of certain recovery levels as described in Note 10.

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

On March 24, 1994, an affiliated partnership, DiVall 1, filed a complaint in the United States District Court for the Western District of Missouri against Boatmen's First National Bank of Kansas City ("Boatmen's) seeking a declaratory judgment that Boatmen's has no right or interest in a promissory note executed in the name of DiVall 1 by the former general partners (the "Note") secured by mortgages on five DiVall 1 properties, and further seeking an injunction against foreclosure proceedings instituted against a DiVall 1 property located in Dallas, Texas under a first deed of trust and security agreement given to secure the Note (the "Foreclosure"). The former general partners borrowed $600,000 during or before 1991 from Metro North State Bank (the note is now held by Boatmen's). The proceeds of the Note were not received by DiVall 1. As of September 30, 1995, DiVall 1 had not paid debt service on the Note. DiVall 1 received a notice of default on the Note in October 1993, and the Foreclosure Action was filed in February 1994. As of September 30, 1995, interest in the amount of $160,000 had accrued but was unpaid on the Note. Boatmen's has agreed to stay its foreclosure proceedings. Boatmen's answered the complaint and filed a motion for summary judgment to which DiVall 1 responded. Boatmen's motion for summary judgement was granted. DiVall 1 appealed the summary judgement to the United States Court of Appeals for the Eighth Circuit, and the appeal has been argued and submitted to the court. Pursuant to the Restoration Trust Account procedures described above, all of the Partnerships are sharing the expenses of this litigation and any recoveries resulting effectively from the partial or full cancellation of the alleged indebtedness will be allocated among the three Partnerships on the same basis as the restoration costs are currently being allocated via appropriate payments by DiVall 1 to the Partnership and DiVall 3.

13.  LITIGATION:
     -----------

On March 16, 1993, the Partnership, along with DiVall 1 and DiVall 3, initiated a lawsuit against Ernst & Young LLP ("E & Y"), a certified public accounting firm, in the Circuit Court of Dane County, Wisconsin in connection with the audits of the Partnerships performed by E & Y for the years 1989, 1990, and 1991. The Complaint filed in said lawsuit alleges, among other things, that Defendant E & Y, was negligent in its audit work for the Partnerships by failing to exercise ordinary care and failing to adhere to professional standards in the following areas: reviewing, understanding, and auditing of compliance with the Partnership Agreements; evaluation of the adequacy of internal controls; identification of audit risks; selection and implementation of audit procedures to address audit risks; identification of related party transactions; compilation of sufficient evidential matters; resolution of improper transfers and allocations; disclosure of related party transactions; and exercise of appropriate audit skepticism. The Partnerships request the payment of damages in the amount of $9,000,000, plus interest, attorneys fees and costs, and whatever additional relief the court deems just and proper. The trial of the case will take place in Iowa County, Wisconsin and has been scheduled to begin March 19, 1996. The Partnerships have hired legal counsel under a contingent fee arrangement. E & Y filed an Answer denying that it was negligent, and discovery is in process.

E & Y also filed third-party claims alleging fraud and negligence on the part of the Partnerships' former law firm, Quarles & Brady. Additionally, E & Y also filed third-party claims against Paul Magnuson, Gary DiVall, an affiliate of the former general partners, DiVall Real Estate Investment Corporation ("DREIC"), David Shea ("Shea") (former Acquisitions Director of DREIC) and Lisa Shatrawka (former Controller for DREIC and former Director of Fund Management with TPG). In turn, Quarles & Brady has filed third party claims against KPMG Peat Marwick, the Partnerships' accountants preceding E&Y. The Partnerships have filed claims against Magnuson, DiVall, DREIC, Shea, and Quarles & Brady. E & Y's claims against Ms. Shatrawka were voluntarily dismissed.

As part of the Permanent Manager Agreement, DiVall, Magnuson, and entities owned by them, granted the Partnership a security interest in certain promissory notes and mortgages from other DiVall related entities (the "Private Partnerships"). In the aggregate, the face amount of these notes were equal to a minimum of $8,264,932. In addition, DiVall, Magnuson, and related entities owned by them, granted the Partnership a security interest in their general partner interests in the Private Partnerships. The foregoing security interests were to secure the repayment of the funds which were diverted by DiVall and Magnuson from the Partnership. The Partnership shares such security interests with DiVall 1 and DiVall 3. These promissory notes and mortgages are not recorded on the balance sheets of the Partnerships, but are recorded as recoveries on a cash basis upon settlement.

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

The Partnership's experience in those bankruptcy cases that have concluded, either through the approval of Plans of Reorganization, dismissal of the bankruptcies, settlements or a combination of the foregoing, is that (i) the collectibility of the obligations of the Private Partnerships assigned to the Partnership has been significantly reduced and (ii) the General Partner interests in such Private Partnerships often has little economic value. The Partnership's recoveries in these bankruptcies have, to date, been on a steeply discounted basis. Management anticipates that the recoveries in the remaining unresolved bankruptcies are likely to also be on a deeply discounted basis.

Plans of reorganization have been filed in some of the bankruptcies, and settlement agreements in many of the Private Partnerships have been reached. Settlements in fourteen (14) of the bankruptcies to date have resulted in cash payments to the Partnerships of a total of $624,000 and notes secured by subordinated mortgages in the aggregate face amount of $625,000, the realizability of which is uncertain. The Partnership is continuing to vigorously defend its interests in the remaining bankruptcies.

14.  FORMER GENERAL PARTNERS' CAPITAL ACCOUNTS:
     ------------------------------------------

The capital account balance of the former general partners as of May 26, 1993, the date of their removal as general partners pursuant to the results of a solicitation of written consents from the Limited Partners, was a deficit of $840,229. At December 31, 1993, the former general partners' deficit capital account balance in the amount of $840,229 was reallocated to the Limited Partners.

15.  SUBSEQUENT EVENTS:
     ------------------

On November 15, 1995, the Partnership will make distributions to the Limited Partners of $650,000 amounting to $14.04 per limited partnership interest.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------

INVESTMENT PROPERTIES AND NET INVESTMENT IN DIRECT FINANCING LEASES
-------------------------------------------------------------------

The investment properties, including equipment held by the Partnership at September 30, 1995, were originally purchased at a price, including acquisition costs, of approximately $33,365,000.

A lease was executed on the former Wendy's restaurant located in Hallandale, Florida, during the Second Quarter of 1995. The property was leased to a tag agency, and rent is scheduled to commence in December 1995. This property was written down to its estimated net realizable value of $250,000 at December 31, 1994.

During the Fourth Quarter of 1994, the tenant of the Arby's restaurant in Champaign, Illinois notified the Partnership of its intent to exercise an option to purchase the property for $300,000. This property was written down to the option price of $300,000 at December 31, 1994. The sale was finalized in April 1995. Management is not aware of any other unfavorable purchase options.

During the Third Quarter of 1995 the tenant of two Applebee's restaurants notified the Partnership of their intent to exercise an option in their lease, allowing them to purchase the properties for 120% of their respective acquisition costs. The sale of these properties is expected to take place during the Fourth Quarter of 1995. An estimated gain of $800,000 is expected to be recognized on the sale.

Effective August 31, 1995, the tenant of the Country Kitchen restaurant agreed to vacate the premises and cure all past defaults. The Partnership has entered into an agreement to sell the property for $551,250, resulting in an estimated gain of $12,000. The sale of this property is also expected to take place during the Fourth Quarter of 1995.

The net investment in direct financing leases, which includes the Partnership's specialty leasehold improvement leases, amounted to $966,000 at September 30, 1995, compared to $1,268,000 at December 31, 1994. The decrease of $302,000 was a result of principal payments received during the quarter along with a $7,273 charge-off of a disputed residual payment.

OTHER ASSETS
------------

Cash and cash equivalents, including cash restricted for real estate taxes and a certificate of deposit held by the Partnership, was approximately $1,239,000 at September 30, 1995, compared to $1,651,000 at December 31, 1994. The Partnership designated cash of $650,000 to fund the Third Quarter 1995 distributions to Limited Partners, $150,000 for the payment of quarter-end accounts payable and accrued expenses, $260,000 for a tenant security deposit held as a certificate of deposit, and the remainder represents reserves deemed necessary to allow the Partnership to operate normally should any significant unforeseen costs occur. Cash generated through the operations of the Partnership's investment properties, sales of investment properties and any recoveries of misappropriated funds by the former general partners, will provide the sources for future fund liquidity and Limited Partner distributions.

The Partnership established an Indemnification Trust (the "Trust") during the Fourth Quarter of 1993, deposited $100,000 in the Trust during 1993 and completed funding of the Trust with $150,000 during 1994. The provision to establish the Trust was included in the Permanent Manager Agreement for the indemnification of TPG, in the absence of fraud or gross negligence, from any claims or liabilities that may arise from TPG acting as Permanent Manager. The Trust is owned by the Partnership. For additional information regarding the Trust refer to Note 11 to the financial statements included in Item 1 of this report.

Rents and other receivables increased from $294,000 at December 31, 1994 to $545,000 at September 30, 1995. The increase is primarily due to delinquency of a single tenant in eight restaurants. Additionally, September rent payments from various other tenants were not received until after month-end.

DUE FROM AFFILIATED PARTNERSHIPS, DUE FROM FORMER AFFILIATES, ALLOWANCE FOR
---------------------------------------------------------------------------
UNCOLLECTIBLE AMOUNTS DUE FROM FORMER AFFILIATES AND DEFERRED INCOME
--------------------------------------------------------------------

Due from former affiliates represented misappropriated assets due from the former general partners and their affiliates in the amount of $3,536,000 at September 30, 1995. The receivable decreased from December 31, 1994 due to $59,000 of recoveries received from the former general partners and their affiliates. Not reflected in these amounts is the PMA savings realized by the Partnership.

The Partnership maintains a record of costs incurred in identifying or recovering the misappropriated assets. These amounts are expensed when incurred, and then, recorded on the balance sheet as a restoration cost receivable with a corresponding allowance for such receivable deemed uncollectible. These costs are considered due from the former general partners and their affiliates. Interest has been accrued on the misappropriated funds since January 1, 1993, at a rate of 9% per annum and has been included in the restoration cost receivable. The receivable increased from approximately $1,880,000 at December 31, 1994 to $2,536,000 at September 30, 1995, and
includes $1,264,000 of cumulative accrued interest.

The current General Partner intends to vigorously pursue recovery of the misappropriated funds from the various sources and initially estimated a range of recovery with an estimated floor of $3 million for the Partnerships. Accordingly, an allowance has been established against amounts due from the former general partners and their affiliates reflecting the current General Partner's original estimate of potential loss from misappropriated amounts. This allowance has been allocated among the Partnerships based on each Partnership's pro rata share of the total misappropriation. The amount of the allowance was unchanged at September 30, 1995. Pending the outcome of the litigation and other matters affecting the sources of potential recovery, it is not possible to determine the amount that will ultimately be recovered. The ultimate recovery may differ from the current estimate.

The restoration costs are allocated among the Partnerships based on each Partnership's respective share of the misappropriation as discussed in Note 12 of the financial statements included in Item 1 of this report. The allocation is adjusted annually to reflect any changes in the entire misappropriation. The Partnership's percentage of the allocation was reduced in 1993. Consequently, the Partnership had been paying more than its pro rata share of the costs. Accordingly, the Partnership recorded a receivable at December 31, 1993, in the amount of $192,000 due from DiVall 3 with corresponding reduction reflected in professional expenses related to the Investigation, general partner removal expenses, and interim fund manager fees and expenses. Recoveries allocated to DiVall 3 were used to partially repay amounts owed to the Partnership. At September 30, 1995, the remaining amount due from DiVall 3 was $77,000.

As a result of the misappropriation and material weaknesses in the internal control structure of the Partnership prior to February 8, 1993, there can be no assurance that all transactions recorded by the Partnership prior to February 8, 1993, were appropriate transactions of the Partnership and properly reflected in the accompanying financial statements of the Partnership or that all transactions of the Partnership prior to February 8, 1993, including improper and unsupported transactions, have been identified and reflected in the accompanying financial statements of the Partnership as of September 30, 1995.

LIABILITIES
-----------

Equipment notes payable decreased $182,000 during the first nine months of 1995, due to principal payments made during the period.

Accounts payable and accrued expenses at September 30, 1995, in the amount of $172,000, primarily represented quarter-end accruals of legal and auditing fees and includes an accrual for unbilled out-of-pocket expenses related to the Ernst & Young litigation. These amounts are expected to be paid upon settlement of the litigation. The decrease from $184,000 at December 31, 1994, is primarily due to the payment of year-end accruals during the quarter.

PARTNERS' CAPITAL
-----------------

Net income for the year was allocated between the current General Partner and the Limited Partners, 1% and 99%, respectively, as provided in the Partnership Agreement and the Amendment to the Partnership Agreement, as discussed more fully in Note 4 of the financial statements included in Item 1 of this report. The former general partners' deficit capital account balance was reallocated to the Limited Partners at December 31, 1993. Refer to Note 14 to the financial statements included in Item 1 of this report for additional information regarding the reallocation.

Cash distributions paid to the Limited Partners and to the current General Partner during 1995 of $2,780,000 and $6,632, respectively, have also been in accordance with the amended Partnership Agreement. The Third Quarter 1995 distribution, of $650,000, will be paid to the Limited Partners on November 15, 1995.

RESULTS OF OPERATIONS:
----------------------

Management believes that the financial results of the quarter are not indicative of "normal" Partnership operations. There are many events which occurred since the discovery of the misappropriations in 1992 which have had a negative impact on the financial results. Some of these events will continue to have a negative impact on the Partnership in the future.

The Partnership reported net income for the quarter ended September 30, 1995, in the amount of $536,000 compared to net income for the quarter ended September 30, 1994, of $724,000. Net income for the nine months ended September 30, 1995 and 1994 amounted to $1,729,000 and $1,831,000, respectively. Results for these periods were less than would be expected from "normal" operations, primarily because of costs associated with the misappropriation of assets by the former general partners and their affiliates.

REVENUES
--------

Total revenues were $958,000 and $1,208,000 for the quarters ended September 30, 1995 and 1994, respectively. Revenues for the nine month periods ended September 30, 1995 and 1994 were $2,966,000 and $3,162,000, respectively.
Rental income decreased primarily due to the catch-up accrual during the Third Quarter of 1994 of a pro-rata share of percentage rents expected to be received or earned during the year.

Total revenues should approximate $3,800,000 annually or $950,000 quarterly based on leases currently in place. Future revenues may decrease with tenant defaults and/or sales of Partnership properties. They may also increase with additional rents due from tenants, if those tenants experience sales levels which require the payment of additional rent to the Partnership.

EXPENSES
--------

For the quarters ended September 30, 1995 and 1994, cash expenses amounted to approximately 30% and 26% of total revenues, respectively. For the nine month periods ended September 30, 1995 and 1994, cash expenses amounted to 26% and 26% of total revenues, respectively. Total expenses, including non-cash items, amounted to approximately 44% and 40% of total revenues for the quarters ended September 30, 1995 and 1994, respectively and totaled 42% and 42% of total revenues for the nine months ended September 30, 1995 and 1994, respectively. Items negatively impacting expenses during both periods include expenses incurred primarily in relation to the misappropriation of assets by the former general partners and their affiliates.

For the quarters ended September 30, 1995 and 1994, expenses incurred in relation to the misappropriated assets amounted to $130,000 and $63,000, respectively. These expenses totaled $269,000 and $165,000 during the first nine months of 1995 and 1994, respectively. The accrual of unbilled out-of-pocket expenses related to the Ernst & Young lawsuit along with the payment of expert witness fees during the second quarter of 1995 accounted for the increase. Future expenses incurred in relation to the misappropriation will continue to have a negative impact on the Partnership. Management has estimated that these expenses will approximate $325,000 for the year ending December 31, 1995. The Partnership pays 40.39% of the total restoration costs incurred by the Partnerships and receives the same percentage of all recoveries.

As noted above, management believes the Partnership's operations have yet to stabilize to what could be considered normal, due to the negative impact of the costs related to the recovery of the misappropriated assets. However, these "recovery costs" are being minimized currently as indicated by the comparative results of the Partnership's income statements, and will continue to be minimized in the future.

INFLATION:
----------

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

It would be misleading to associate inflation with asset appreciation for real estate, in general, and the Partnership's portfolio, specifically. Due to the "triple net" nature of the property leases, asset values generally move inversely with interest rates.

                                    PART II

ITEM 1.  LEGAL PROCEEDINGS

On March 16, 1993, the Partnership, along with DiVall 1 and DiVall 3 initiated a lawsuit against Ernst & Young LLP ("E & Y"), a certified public accounting firm, in the Circuit Court of Dane County, Wisconsin, in connection with the audits of the Partnerships performed by E &Y for the years 1989, 1990 and 1991. The Complaint filed in said lawsuit alleges, among other things, that Defendant E & Y was negligent in its audit work for the Partnerships by failing to exercise ordinary care and failing to adhere to professional standards in the following areas: reviewing, understanding, and auditing of compliance in regards to the Partnership Agreements; evaluation of the adequacy of internal controls; identification of audit risks; selection and implementation of audit procedures to address audit risks; identification of related party transactions; compilation of sufficient evidential matters; resolution of improper transfers and allocations; disclosure of related party transactions; and exercise of appropriate audit skepticism. The Partnerships request the payment of damages in the amount of $9,000,000, plus interest, attorneys fees and costs, and whatever additional relief the court deems just and proper. The trial of the case will take place in Iowa County, Wisconsin and has been scheduled to begin March 19, 1996. The Partnerships have hired legal counsel under a contingent fee arrangement. E & Y filed an Answer denying that it was negligent, and discovery is in process.

E & Y also filed third-party claims alleging fraud and negligence on the part of the Partnerships' former law firm, Quarles & Brady. E & Y also filed third-party claims against Paul Magnuson, Gary DiVall, an affiliate of the former general partners, DiVall Real Estate Investment Corporation ("DREIC"), David Shea ("Shea") (former Acquisitions Director for DREIC), and Lisa Shatrawka (former Controller for DREIC and former Director of Fund Management with TPG). In turn, Quarles & Brady has filed third party claims against KPMG Peat Marwick, the Partnerships' accountants preceding E&Y. The Partnerships have filed claims against Magnuson, DiVall, DREIC, Shea, and Quarles & Brady. E & Y's claims against Ms. Shatrawka were voluntarily dismissed.

As part of the Permanent Manager Agreement, DiVall, Magnuson, and entities owned by them, granted the Partnership a security interest in certain promissory notes and mortgages from other DiVall related entities (the "Private Partnerships"). In the aggregate, the face amount of these notes were equal to a minimum of $8,264,932. In addition, DiVall, Magnuson, and related entities owned by them, granted the Partnership a security interest in their general partner interests in the Private Partnerships. The foregoing security interests were to secure the repayment of the funds which were diverted by DiVall and Magnuson from the Partnership. The Partnership shares such security interests with DiVall 1 and DiVall 3. These promissory notes and mortgages are not recorded on the balance sheets of the Partnerships, but are recorded as recoveries on a cash basis upon settlement.

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

The Partnership's experience in those bankruptcy cases that have concluded, either through the approval of Plans of Reorganization, dismissal of the bankruptcies, settlements or a combination of the foregoing, is that (i) the collectibility of the obligations of the Private Partnerships assigned to the Partnership has been significantly reduced and (ii) the General Partner interests in such Private Partnerships often has little economic value. The Partnership's recoveries in these bankruptcies have, to date, been on a steeply discounted basis. Management anticipates that the recoveries in the remaining unresolved bankruptcies are likely to also be on a deeply discounted basis.

Plans of reorganization have been filed in some of the bankruptcies, and settlement agreements in many of the Private Partnerships have been reached. Settlements in fourteen (14) of the bankruptcies to date have resulted in cash payments to the partnerships of a total of $624,000 and notes secured by subordinated mortgages in the aggregate face amount of $625,000, the realizability of which is uncertain. The Partnership is continuing to vigorously defend its interests in the remaining bankruptcies.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Listing of Exhibits

          28.0 Correspondence to the Limited Partners dated November 15, 1995 regarding the Third Quarter 1995 distribution.

(b)  Reports on Form 8-K:

     The Registrant filed no reports on Form 8-K during the Third Quarter of fiscal year 1995.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DIVALL INSURED INCOME PROPERTIES 2 LIMITED PARTNERSHIP


By:  The Provo Group, Inc., General Partner



By:  /s/Bruce A. Provo
     --------------------------------------------
     Bruce A. Provo, President


Date:  November 10, 1995


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:  The Provo Group, Inc., General Partner



By:  /s/Bruce A. Provo
     --------------------------------------------
     Bruce A. Provo, President


Date:  November 10, 1995



By:  /s/Kristin J. Atkinson
     -------------------------------------------
     Kristin J. Atkinson
     Vice President - Finance and Administration


Date:  November 10, 1995