Form 10-K405
period 1995-12-31
DIVALL INSURED INCOME FUND LTD PARTNERSHIP
filed 1996-03-29
CIK 786974

                                   FORM 10-K
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended     December  31, 1995
                               ---------------------------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________ to __________________

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

             (Former name, former address and former fiscal year,
                        if changed since last report.)


     Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Limited Partnership Interests

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes  ___X___  No_______

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     The aggregate market value of the voting securities held by nonaffiliates of the Registrant: The aggregate market value of limited partnership interests held by nonaffiliates is not determinable since there is no public trading market for the limited partnership interests.

                Index to Exhibits located on page: _____42_____

                                    PART I
ITEM 1.  BUSINESS

BACKGROUND
----------

The Registrant, DiVall Insured Income Fund Limited Partnership (the "Partnership"), is a limited partnership organized under the Wisconsin Uniform Limited Partnership Act pursuant to an Agreement of Limited Partnership dated as of November 29, 1985, and amended as of September 15, 1986, June 16, 1987, February 8, 1993, May 26, 1993, and June 30, 1994. As of December 31, 1995, the Partnership consisted of one General Partner and 1,797 Limited Partners owning an aggregate of 25,000 Limited Partnership Interests (the "Interests") acquired at a public offering price of $1,000 per Interest before volume discounts. The Interests were sold commencing September 17, 1986, pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933 (Registration 33-
2552) as amended. On March 16, 1988, the Partnership closed the offering at the maximum offering amount of 25,000 Interests ($25,000,000), providing net proceeds to the Partnership after volume discounts and offering costs of $22,270,578.

The Partnership is currently engaged in the business of owning and operating its investment portfolio (the "Properties") of commercial real estate and recovering the assets misappropriated by the former general partners and/or their affiliates. The misappropriation is more fully discussed under Recent Developments. The Properties are leased on a triple net basis to, and operated by, franchisors or franchisees of national, regional and local retail chains under long-term leases. The lessees consist of fast-food, family style, and casual/theme restaurants. At December 31, 1995, the Partnership owned 22 properties and a parcel of undeveloped land, as more fully described in Item 2.

Prior to the disposal of the Properties, the Partnership's return on its investment will be derived principally from rental payments received from its lessees. Therefore, the Partnership's return on its investment is largely dependent, among other factors, upon the business success of its lessees. The business success of the Partnership's individual lessees can be adversely affected on three general levels. First, the tenants rely heavily on the management contributions of a few key entrepreneurial owners. The business operations of such entrepreneurial tenants can be adversely affected by death, disability or divorce of a key owner, or by such owner's poor business decisions such as an undercapitalized business expansion. Second, changes in a local market area can adversely affect a lessee's business operation. A local economy can suffer a downturn with high unemployment. Socioeconomic neighborhood changes can affect retail demand at specific sites and traffic patterns may change, or stronger competitors may enter a market. These and other local market factors can potentially adversely affect the lessees of Partnership properties. Finally, despite an individual lessee's solid business plans in a strong local market, the chain concept itself can suffer reversals or changes in management policy which in turn can affect the profitability of operations for Partnership properties. Therefore, there can be no assurance that any specific lessee will have the ability to pay its rent over the entire term of its lease with the Partnership.

Since 98% of the Partnership's investment in properties and equipment involves restaurant tenants, the restaurant market is the major market segment with a material impact on Partnership operations. It would appear that the management skill and potential operating efficiencies realized by Partnership lessees will be a major ingredient for their future operating success in a very competitive restaurant and food service marketplace.

There is no way to determine, with any certainty, which, if any, tenants will succeed or fail in their business operations over the term of their respective leases with the Partnership. It can be reasonably anticipated that some lessees will default on future lease payments to the Partnership which will result in the loss of expected lease income for the Partnership. Management will use its best efforts to vigorously pursue collection of any defaulted amounts and to protect the Partnership's assets and future rental income potential by trying to re-lease any properties with rental defaults. External events which could impact the Partnership's liquidity are the entrance of other competitors into the market areas of our tenants; liquidity and working capital needs of the leaseholders; and failure or withdrawal of any of the national franchises held by the Partnership's tenant. Each of these events, alone or in combination, would affect the liquidity level of leaseholders resulting in possible default by the tenant. Since the information regarding plans for future liquidity and expansion of closely held organizations, which are tenants of the Partnership, tend to be of a private and proprietary nature, anticipation of individual liquidity problems is difficult, and prediction of future events is nearly impossible.

RECENT DEVELOPMENTS
-------------------

A preliminary investigation during 1992 by the Office of the Commissioner of Securities for the State of Wisconsin and the Securities and Exchange Commission (the "Investigation"), revealed that during at least the four years ended December 31, 1992, two of the former general partners of the Partnership, Gary
J. DiVall ("DiVall") and Paul E. Magnuson ("Magnuson") had transferred substantial cash assets of the Partnership and two affiliated publicly registered partnerships, DiVall Insured Income Properties 2 Limited Partnership ("DiVall 2") and DiVall Income Properties 3 Limited Partnership ("DiVall 3") (collectively the "Partnerships") to various other entities previously sponsored by or otherwise affiliated with DiVall and Magnuson. The unauthorized transfers were in violation of the respective Partnership Agreements. The aggregate amount of the misappropriation, related costs and 9% interest accrued since January 1, 1993, is in excess of $15,700,000, of which $2,031,000 has been allocated to the Partnership.

Subsequent to discovery, and in response to the regulatory inquiries, a third-party Permanent Manager, The Provo Group, Inc. ("TPG"), was appointed (effective February 8, 1993) to assume the responsibility for daily operations and assets of the Partnerships as well as to develop and execute a plan of restoration to the Partnerships. As reported in the Partnership's report on Form 8-K dated May 26, 1993, effective as of that date, the Limited Partners, by written consent of a majority of interests, elected the Permanent Manager, TPG, as General Partner. Additional results of the solicitation included the approval of the Permanent Manager Agreement ("PMA"), the acceptance of the resignations of the former general partners, amendments to certain provisions of the Partnership Agreement pertaining to general partner interests and compensation, and an amendment of the Partnership Agreement providing for an Advisory Board (the "Board").

THE PERMANENT MANAGER AGREEMENT
-------------------------------

The PMA was entered into on February 8, 1993, between the Partnership, DiVall 2, DiVall 3, the now former general partners DiVall and Magnuson, their controlled affiliates, and TPG, naming TPG as the Permanent Manager. The PMA contains provisions allowing the Permanent Manager to submit the PMA, the issue of electing the Permanent Manager as General Partner, and the issue of acceptance of the resignations of the former general partners to a vote of the Limited Partners through a solicitation of written consents.

TPG, as the new General Partner, has been operating and managing the affairs of the Partnership in accordance with the provisions of the PMA and the Partnership Agreement, as amended.

ADVISORY BOARD
--------------

The concept of the Advisory Board was first introduced by TPG during the solicitation of written consents for the Partnerships and is the only type of oversight body known to exist for similar partnerships at this time. The first Advisory Board was appointed in October 1993, and held its first meeting in November 1993. The four person Board is empowered to, among other functions, review operational policies and practices, review extraordinary transactions, and advise and serve as an audit committee to the Partnership and the General Partner. The Advisory Board does not have the authority to direct management decisions or policies or remove the General Partner. The powers of the Board are advisory only. The Board has full and free access to the Partnership's books and records, and individual Board members have the right to communicate directly with the Limited Partners concerning Partnership business. Members of the Board will be compensated $3,000 annually and $1,200 for each quarterly meeting attended.

The Board currently consists of a broker dealer representative, D. Todd Witthoeft of Calton and Associates, Inc.; and a Limited Partner from each of the three Partnerships: Gerhard Zoller from the Partnership, Michael Bloom from DiVall 2, and Dr. Albert Eschen from DiVall 3. The position of industry representative was created for approximately a three (3) year period which ended January 31, 1996. For a brief description of each Board member, refer to Item 10, Directors and Executive Officers of the Registrant.

RESTORATION PLAN
----------------

TPG, since the commencement of its management of the Partnerships, has been developing and implementing a strategy (the "Restoration Plan" or "Plan") for recovering as much of the amounts misappropriated by the former general partners and their affiliates as possible. The Plan currently focuses on recovery from the following sources: (a) personal property, (b) promissory notes, (c) land contracts, (d) litigation, and (e) PMA savings.

     A. Personal Property. DiVall and Magnuson appear to have very few unencumbered personal assets which would materially benefit the Partnerships. The Partnerships have obtained security interests in substantially all of DiVall and Magnuson's assets which have been identified. The security interests include a mortgage on DiVall's residence and surrounding farm land.

     B. Promissory Notes. Pursuant to the PMA, DiVall, Magnuson, and entities owned by them, granted the Partnership a security interest in certain promissory notes and mortgages due from other DiVall related entities (the "Private Partnerships"). Recovery of amounts due under these notes is being vigorously pursued, but the amount of potential recovery remains uncertain because many of the Private Partnerships are currently involved in bankruptcy proceedings. See Item 3, Legal Proceedings, for additional information regarding the bankruptcy proceedings of the Private Partnerships.

     C. Land Contracts. The Partnerships have been assigned two land contracts from the Partnership's former general partners. These contracts were not originally identified nor assigned in connection with the PMA.

     D. Litigation. The Partnerships have initiated lawsuits against the Partnership's former auditors, former securities counsel, former general partners and a former affiliate. Refer to Item 3, Legal Proceedings, and Note 13 to the financial statements included in Item 8 below for additional information concerning the settlement of these lawsuits.

     E. PMA Savings. Pursuant to the terms of the PMA, The Provo Group, Inc. is to account to the former general partners for all of the following which are avoided or reduced by implementation of the PMA: (i) Fees payable to the general partner or entities controlled by the general partner, (ii) brokerage commissions, and (iii) residuals. Under the PMA, all such savings shall be credited against the amount owed the Partnership by the former general partners.

Total amounts recovered at December 31, 1995, amounted to $739,000, of which approximately $98,000 was allocated to the Partnership.

The total amounts due the Partnerships from the former general partners and their affiliates as of December 31, 1995, as a result of the misappropriation of assets, approximates $15,700,000 which includes the amount of the misappropriation discovered to date, related costs, and 9% interest accrued since January 1, 1993.


ITEM 2.  PROPERTIES

The Partnership's properties are leased under long-term leases, generally with terms of approximately 20 years. All leases are triple net which require the tenant to pay all property operating costs including maintenance, repairs, utilities, property taxes, and insurance. A majority of the leases contain percentage rent provisions which require the tenant to pay a specified percentage (3% to 8%) of gross sales above a threshold amount.

At December 31, 1995, the Partnership owned the following restaurant Properties:

                                                                                                           Lease
 Acquisi-          Property Name &                                          Purchase      Rental Per     Expiration     Renewal
tion Date              Address                        Lessee                Price (1)       Annum           Date        Options
---------     ------------------------      --------------------------     ----------     ----------     ----------     -------
03/27/87      Denny's                       L&H Restaurants, Inc.          $  849,299      $ 66,000      03-31-2013       (3)
              827 Park Ave.
              Beaver Dam, WI

06/30/87      BW-3                          L&H Restaurants, Inc.(5)          985,050        66,000      01-15-2013       (3)
              502 N Blake Rd
              Hopkins, MN

10/08/87      Fazoli's                      Fazoli's Restaurants, Inc.        605,076(2)     45,504      05-29-2005       (3)
              3600 Merle Hay Rd
              Des Moines, IA

                                                                                                           Lease
 Acquisi-          Property Name &                                          Purchase      Rental Per     Expiration     Renewal
tion Date              Address                        Lessee                Price (1)       Annum           Date        Options
---------     ------------------------      --------------------------     ----------     ----------     ----------     -------
07/08/87      Taco Cabana                   TP Acquisition Corp.            1,308,153       108,000      06-30-2007       (4)
              4355 Camp Wisdom
              Dallas, TX

01/08/87      Taco Cabana                   TP Acquisition Corp.            1,474,569       108,000      06-30-2007       (4)
              1505 N Collins St.
              Arlington, TX

09/28/87      Taco Cabana                   TP Acquisition Corp.            1,257,596       108,000      06-30-2007       (4)
              12475 NW Hwy & Shiloh Rd
              Dallas, TX

10/27/87      Chi-Chi's Mexican             Chi Chi's, Inc.                 1,042,730       136,260      10-31-2007      None
              1030 Clairemont Ave.
              Eau Claire, WI

12/01/87      Popeye's Famous Chicken       Bysom Enterprises, Ltd.           610,893        81,420      10-31-2007      None
              7430 S Stoney Island Ave
              Chicago, IL

12/01/87      Popeye's Famous Chicken       Bysom Enterprises, Ltd.           579,295        77,280      10-31-2007      None
              300 E 35th St.
              Chicago, IL

12/01/87      Popeye's Famous Chicken       Bysom Enterprises, Ltd.           610,893        81,420      10-31-2007      None
              346 E 95th St.
              Chicago, IL

12/01/87      Popeye's Famous Chicken       Bysom Enterprises, Ltd.           484,501        64,620      09-30-2007      None
              111 W 75th St.
              Chicago, IL

12/01/87      Popeye's Famous Chicken       Bysom Enterprises, Ltd.           473,968        63,180      09-30-2007      None
              818 E 47th St.
              Chicago, IL

12/01/87      Popeye's Famous Chicken       Bysom Enterprises, Ltd.           631,958        84,180      10-31-2007      None
              8732 S Stoney Island Ave
              Chicago, IL

12/01/87      Popeye's Famous Chicken       Bysom Enterprises, Ltd.           437,105        58,260      09-30-2007      None
              5431 S Halsted
              Chicago, IL

12/23/87      Chi-Chi's Mexican             Chi Chi's, Inc.                   984,801       128,700      10-31-2007      None
              3000 32nd Ave, S
              Grand Forks, ND

                                                                                                           Lease
 Acquisi-          Property Name &                                          Purchase      Rental Per     Expiration     Renewal
tion Date              Address                        Lessee                Price (1)       Annum           Date        Options
---------     ------------------------      --------------------------     ----------     ----------     ----------     -------
12/24/87      Denny's                       Phoenix Foods, Inc.             1,174,670(2)    101,830      01-24-2010       (3)
              10614 N 43rd Ave
              Glendale, AZ

12/24/87      Denny's                       Phoenix Foods, Inc.             1,164,707(2)     99,464      01-24-2010       (3)
              87th and Grand Ave
              Peoria, AZ

03/18/88      Denny's                       JML Foods, Inc.                 1,091,710(2)    109,351      11-06-2010       (3)
              7605 E McDowell
              Scottsdale, AZ

03/18/88      Denny's                       TCB Management                  1,067,254(2)    103,207      11-25-2010       (3)
              1231 W Baseline
              Mesa, AZ

03/24/88      Hardee's                      Terratron, Inc.                 1,026,931       129,780(6)   03-31-2008      None
              838 E Johnson St
              Fond du Lac, WI

03/25/88      Taco Cabana                   TP Acquisition Corp.            1,369,243       108,000      06-30-2007       (4)
              1827 Greenville Ave
              Dallas, TX

04/15/88      Vacant                                                          905,807             0             ---       ---
              8736 S Stoney Island Ave
              Chicago, IL

Footnotes:

(1)  Purchase price includes all costs incurred to acquire the property.
(2)  Purchase price includes the cost of equipment.
(3)  Two five-year renewal options available.
(4)  One five-year renewal option available.
(5) This tenant has subleased the property to Stone Canyon, Inc., the operator of BW-3.
(6) This rent amount has been reduced for 1996 by a one-year lease modification entered into with the tenant.


During February 1995, a lease was executed for the Fazoli's property in Des Moines, Iowa. The property was vacated by the former tenant during March 1994.

The BW-3 restaurant (formerly Denny's) in Hopkins, Minnesota, was vacated by the tenant in September, 1994. The property's lease, however, does not expire until 2013, and the tenant is continuing to make all payments required by the lease. During March 1995, the tenant executed a lease with a sub-tenant, Stone Creek, Inc. for the property.

On January 26, 1995, the Partnership evicted the tenant and took possession of the Porterhouse restaurant in Chicago, Illinois. The tenant of this property had been delinquent throughout 1994. However, bankruptcy issues with the tenant impacted the Partnership with respect to the appropriate or allowable actions in dealing with the tenant's eviction. The Partnership is currently negotiating a potential lease for this property.

The tenant of the Partnership's Hardees's restaurant has experienced sales difficulties over the past two years. Management has entered into a one-year lease modification in an effort to avoid having the tenant vacate the property, which reduced 1996 rents by approximately $40,000. Additionally, delinquent rent totaling approximately $19,000 was capitalized into a five (5) year note accruing interest at 10% per annum. The Partnership recorded an allowance for uncollectible rent for the amount capitalized at December 31, 1995.

In addition to the 22 restaurant properties, the Partnership also owns a vacant parcel of land in Colorado Springs, Colorado. This land was acquired in 1987 for an original acquisition cost of $356,549, from Rocky Mountain Investment Corporation ("RMIC"), an affiliate of the former general partners. The Partnership had intended to build a Rocky Rococo restaurant on the land and lease it back to RMIC, but RMIC, as the result of subsequent financial difficulties, did not meet conditions for a lease. In connection with the Partnership's purchase, RMIC executed an agreement whereby it promised to pay the Partnership an amount equal to a 14.5% per annum return on the purchase price of the property, from the date of purchase. RMIC's obligations under the agreement were personally guaranteed by Gary DiVall, a former general partner. As of December 31, 1995, rent obligations and carrying costs due under this agreement, amounted to approximately $220,000 and are not reflected in the Partnership's financial statements as they are deemed uncollectible. The Partnership wrote down the cost of the land to its estimated net realizable value at December 31, 1993 of $250,000. Management is currently attempting to sell the undeveloped parcel.


ITEM 3.  LEGAL PROCEEDINGS

On March 16, 1993, the Partnership, along with DiVall 2 and DiVall 3 initiated a lawsuit against Ernst & Young LLP ("E&Y"), a certified public accounting firm, in the Circuit Court of Dane County, Wisconsin, in connection with the audits of the Partnerships performed by E & Y for the years 1989, 1990 and 1991. The Complaint filed in said lawsuit alleges, among other things, that Defendant E & Y was negligent in its audit work for the Partnerships by failing to exercise ordinary care and failing to adhere to professional standards in the following areas: reviewing, understanding, and auditing of compliance in regards to the Partnership Agreements; evaluation of the adequacy of internal controls; identification of audit risks; selection and implementation of audit procedures to address audit risks; identification of related party transactions; compilation of sufficient evidential matters; resolution of improper transfers and allocations; disclosure of related party transactions; and exercise of appropriate audit skepticism. The Partnerships request the payment of damages in the amount of $9,000,000, plus interest, attorneys fees and costs, and whatever additional relief the court deems just and proper. The Partnerships have hired legal counsel under a contingent fee arrangement to prosecute all of the Partnerships' claims. E & Y filed an Answer denying that it was negligent.

E & Y also filed third-party claims alleging fraud and negligence on the part of the Partnerships' former securities law firm, Quarles & Brady. E & Y also filed third-party claims against Paul Magnuson; Gary DiVall; an affiliate of the former general partners, DiVall Real Estate Investment Corporation ("DREIC"); David Shea ("Shea"), former Acquisitions Director for DREIC; and Lisa Shatrawka, former Controller for DREIC and former Director of Fund Management with TPG. In turn, Quarles & Brady filed third party claims against KPMG Peat Marwick, the Partnerships' accountants preceding E&Y. The Partnerships also filed claims against Magnuson, DiVall, DREIC, Shea, and Quarles & Brady. E&Y's claims against Ms. Shatrawka and its fraud claims against Quarles & Brady were voluntarily dismissed.

The trial of the case was schedules to take place in Iowa County, Wisconsin, beginning on March 20, 1996. Shortly before trial The Partnerships reached a resolution of their claims against Quarles & Brady. A resolution of the claims against Ernst & Young was reached after opening statements. As a result of these settlements, net proceeds available for deposit in the partnership's restoration escrow account approximate $300,000.

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

The Partnership's experience in those bankruptcy cases that have concluded, either through the approval of Plans of Reorganization, dismissal of the bankruptcies, settlements or a combination of the foregoing, is that (i) the value of the obligations of the Private Partnerships assigned to the Partnerships have been at a significant discount to their face amounts, and (ii) the General Partner interests in such Private Partnerships often have little economic value. The Partnership's recoveries in these bankruptcies have, to date, been on a steeply discounted basis. Management anticipates that the recoveries in the remaining unresolved bankruptcies are likely to also be on a deeply discounted basis.

Plans of reorganization have been filed in some of the bankruptcies, and settlement agreements in many of the Private Partnerships have been reached. Settlements in sixteen (16) of the bankruptcies to date have resulted in cash payments to the Partnerships of a total of $525,000 and notes secured by subordinated mortgages in the aggregate amount of $625,000. The Partnership is continuing to vigorously defend its interests in the remaining bankruptcies.

The Partnerships have been named as defendants in certain foreclosure actions brought in state courts in Wisconsin. In each of these actions, the plaintiff seeks to foreclose on real property owned by one of the Private Partnerships. The Partnerships were named as subordinate lienholders on the properties. It is believed that none of these cases constitute a claim against the individual Public Partnerships. However, if the foreclosures are successful, the Private Partnerships' interest in the underlying real estate may be extinguished, rendering individual obligations to the Partnerships uncollectible. Such a foreclosure has occurred in one instance and is pending in at least one other situation.

The Partnership is also pursuing collection actions against former tenants of the Partnership and/or guarantors of former tenants of the Partnership arising from defaults on their leases. Although the Partnership believes its claims are valid, it is currently unknown whether the Partnerships will receive favorable verdicts or whether any such verdicts will ultimately prove collectible.

On March 24, 1994, the Partnership filed a complaint in the United States District Court for the Western District of Missouri against Boatmen's First National Bank of Kansas City ("Boatmen's") seeking a declaratory judgment that Boatmen's has no right or interest in a promissory note executed in the name of the Partnership by the former general partners (the "Note") secured by mortgages on five Partnership properties, and further seeking an injunction against foreclosure proceedings instituted against a Partnership property located in Dallas, Texas, under a first deed of trust and security agreement given to secure the Note (the "Foreclosure"). As further described in Note 6 to the Financial Statements included in Part II, Item 8 of this report, the former general partners borrowed $600,000 during or before 1991 from Metro North State Bank (the note is now held by Boatmen's). The proceeds of the Note were not received by the Partnership. As of December 31, 1995, the Partnership had not paid debt service on the Note. The Partnership received a notice of default on the Note in October 1993, and the Foreclosure Action was filed in February 1994. As of December 31, 1995, interest in the amount of $174,000 had been accrued, but was unpaid on the Note. The interest accrual has been recorded at the face rate of the note. If the Partnership loses the dispute, additional interest amounting to approximately $190,000 representing the default interest, may be due. Boatmen's has agreed to stay its foreclosure proceedings. Boatmen's answered the complaint and filed a motion for summary judgment to which the Partnership responded. Boatmen's motion for summary judgment was granted by the District Court. The Partnership appealed the summary judgment to the United States Court of Appeals for the Eighth Circuit which overturned the ruling of the District Court. The case has been remanded back to the District Court for the completion of discovery and trial. Boatmen's has until April 25, 1996 to seek leave to take the Eighth Circuit's ruling to the United States Supreme Court. Pursuant to the Restoration Trust Account procedures described in Note 12 to the Financial Statements, included in Part II, Item 8 of this report, all of the Partnerships are sharing the expenses of this litigation and any recoveries resulting effectively from the partial or full cancellation of the alleged indebtedness will be allocated among the three Partnerships on the same basis as the restoration costs are currently being allocated via appropriate payments by the Partnership to its affiliated Partnerships.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Although some interests have been traded, there is no active public market for limited partnership interests and it is not anticipated that an active public market for limited partnership interests will develop.

(b) As of December 31, 1995, there were 1,797 record holders of limited partnership interests in the Partnership.

(c) The Partnership Agreement, as amended, provides for distributable net cash receipts of the Partnership to be distributed on a quarterly basis, 99% to the Limited Partners and 1% to the General Partner, subject to the limitations on distributions to the General Partner described in the Amended Partnership Agreement. During 1995 and 1994, $1,790,000 and $1,540,000, respectively, were distributed in the aggregate to the Limited Partners. The General Partner received aggregate distributions of $3,624 in 1995 and $3,755 in 1994.

ITEM 6.  SELECTED FINANCIAL DATA

                 DIVALL INSURED INCOME FUND LIMITED PARTNERSHIP
                       (a Wisconsin limited partnership)

                    December 31, 1995, 1994, 1993, and 1992
                 (not covered by Independent Auditors' Report)

--------------------------------------------------------------------
                      1995         1994         1993         1992
--------------------------------------------------------------------
Total
 Revenue          $ 2,047,636  $ 2,767,500  $ 2,689,405  $ 2,554,921
--------------------------------------------------------------------
Net Income
                    1,065,084    1,059,888      872,828      457,119
--------------------------------------------------------------------
Net Income
 per
 Limited
 Partner
 Interest               42.18        41.97        34.64        16.46
--------------------------------------------------------------------
Total Assets
                   17,593,806   18,295,553   20,482,154   20,963,059
--------------------------------------------------------------------
Total
 Partners'
 Capital           15,842,643   16,571,183   17,055,050   17,926,985
--------------------------------------------------------------------
Cash
 Distributions
 per Limited
 Partnership
 Interest               71.60        61.60        69.90        67.17
--------------------------------------------------------------------

(a) The above selected financial data should be read in conjunction with the financial statements and the related notes appearing elsewhere in this annual report.

(b) Data prior to 1992 is not shown due to the data being unreliable and a comparison would not be meaningful. The Partnership's prior auditors withdrew their report on such financial statements.

     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     For comparative purposes, it should be noted that the three years presented in the financial statements reflect the results of management of different general partners. Until February 8, 1993, the Partnership was under the management of an interim manager, Barry A. Soble. On February 8, 1993, The Provo Group, Inc. replaced Mr. Soble as Permanent Manager. On May 26, 1993, TPG was elected as General Partner as a result of a solicitation of written consents of the Limited Partners.

     LIQUIDITY AND CAPITAL RESOURCES:
     --------------------------------

     INVESTMENT PROPERTIES AND NET INVESTMENT IN DIRECT FINANCING LEASES
     -------------------------------------------------------------------

     The investment properties, including equipment held by the Partnership at December 31, 1995, were originally purchased at a price, including acquisition costs, of approximately $20,136,000.

     The Partnership is currently marketing for sale or lease the vacant land in Colorado Springs, Colorado. The Partnership executed a lease on the former Happy Joe's restaurant in Des Moines, Iowa with the tenant of Fazoli's restaurant during February 1995 and is pursuing a potential lease for the Porterhouse restaurant in Chicago, Illinois. Management will pursue all sale or leasing opportunities that may arise.

     The net investment in direct financing leases, which includes the Partnership's specialty leasehold improvement leases, amounted to $256,000 at December 31, 1995, compared to $304,000 at December 31, 1994. The decrease of $48,000 was a result of principal payments received during the year.

     OTHER ASSETS
     ------------

     Cash and cash equivalents, including cash restricted for real estate taxes held by the Partnership, were $844,000 at December 31, 1995, compared to $1,176,000 at December 31, 1994. The Partnership designated cash of $350,000 to fund the Fourth Quarter 1995 distributions to Limited Partners, $360,000 for the payment of year-end accounts payable and accrued expenses, and the remainder represents reserves deemed necessary to allow the Partnership to operate normally. The decrease in cash is primarily due to the distribution of proceeds from Fourth Quarter 1994 property sales during the First Quarter of 1995. Cash generated through the operations of the Partnership's investment properties, sales of investment properties, and any recoveries of misappropriated funds by the former general partners will provide the sources for future fund liquidity and Limited Partner distributions.

     The Partnership established an Indemnification Trust (the "Trust") during the Fourth Quarter of 1993 and deposited $100,000 in the Trust during 1993, $90,000 during 1994, and $60,000 during 1995. The provision to establish the Trust was included in the Permanent Manager Agreement for the indemnification of TPG, in the absence of fraud or gross negligence, from any claims or liabilities that may arise from TPG acting as Permanent Manager. The Trust is owned by the Partnership. For additional information regarding the Trust, refer to Note 11 to the financial statements included in Item 8 of this report.

     DUE FROM AFFILIATED PARTNERSHIPS, DUE FROM FORMER AFFILIATES, ALLOWANCE FOR UNCOLLECTIBLE AMOUNTS DUE FROM FORMER AFFILIATES, DUE TO AFFILIATED PARTNERSHIPS AND DEFERRED INCOME

     Due from former affiliates represented misappropriated assets due from the former general partners and their affiliates in the amount of $1,124,000 at December 31, 1995. The receivable decreased from the prior year due to $20,000 of recoveries received during the year from the former general partners and their affiliates.

     The Partnership maintains a record of costs incurred in identifying or recovering the misappropriated assets. These amounts are expensed when incurred, and then, recorded on the balance sheet as a restoration cost receivable with a corresponding allowance for such receivable deemed uncollectible. These costs are considered due from the former general partners and their affiliates. Interest has been accrued on the misappropriated funds since January 1, 1993, at a rate of 9% per annum and has been included in the restoration cost receivable. The receivable increased from approximately $606,000 at December, 31, 1994, to $908,000 at December 31, 1995, and includes $451,000 of cumulative accrued interest.

     The current General Partner is vigorously pursuing recovery of the misappropriated funds from the various sources and initially estimated an aggregate recovery of $3 million for the Partnerships. As such, an allowance has been established against amounts due from the former general partners and their affiliates reflecting the current General Partner's original estimate of probable loss from misappropriated amounts. This allowance has been allocated among the Partnerships based on each Partnership's pro rata share of the total misappropriation. The amount of the allowance was unchanged at December 31, 1995. Pending the outcome of litigation and other matters affecting the sources of potential recovery, it is not possible to determine the amount that will ultimately be recovered. The ultimate recovery may differ from the current estimate.

     The restoration costs are allocated among the Partnerships based on each Partnership's respective share of the misappropriation as discussed in Note 12 to the financial statements included in Item 8 of this report. The allocation is adjusted annually to reflect any changes in the entire misappropriation. The Partnership's percentage of the allocation was reduced in 1993. Consequently, the Partnership had been paying more than its pro rata share of the costs. Accordingly, the Partnership recorded a receivable at December 31, 1993, in the amount of $295,000, due from DiVall 3 with a corresponding reduction reflected in professional expenses relating to the Investigation, former general partner removal expenses, and interim fund manager fees and expenses. During 1994 and 1995, recoveries allocated to DiVall 3 were used to partially repay amounts owed to the Partnership. At December 31, 1995, the remaining amount due from DiVall 3 was $106,000.

     The Partnership also recorded a payable at December 31, 1993, due to DiVall 2 in the amount of $236,000, and recorded a reversal of prior year revenue in a corresponding amount in connection with a prior tenant (DeDan) default. The amount was repaid during November, 1994, from proceeds from the sale of three (3) Wendy's restaurants in Florida.

     As a result of the misappropriation and material weaknesses in the internal control structure of the Partnership prior to February 8, 1993, there can be no assurance that all transactions recorded by the Partnership prior to February 8, 1993, were appropriate transactions of the Partnership and properly reflected in the accompanying financial statements of the Partnership or that all transactions of the

     Partnership prior to February 8, 1993, including improper and unsupported transactions, have been identified and reflected in the accompanying financial statements of the Partnership as of December 31, 1994 and 1995.

     LIABILITIES
     -----------

     Mortgage notes payable decreased from $1,156,000 at December 31, 1994, to $1,146,000 at December 31, 1995, due to monthly principal payments made on the notes.

     Accounts payable and accrued expenses at December 31, 1995, amounted to approximately $118,000. The majority of this balance represented year-end accruals of restoration costs related to the litigation against the former legal counsel, former auditors and a former general partner affiliate as well as legal and auditing fees.

     Payable to tenant of $96,000 at December 31, 1995, represents a portion of the monthly payments received from a tenant which must be refunded to them, due to their not achieving specified sales goals. This amount was returned to the tenant during 1996.

     Real estate taxes payable amounted to $88,000 at December 31, 1995, compared to $133,000 at December 31, 1994. The decrease is primarily a result of amounts accrued for 1994 taxes on vacant properties which were paid in 1995. The decrease in vacancies during 1995 resulted in the decreased accrual.

     PARTNERS' CAPITAL
     -----------------

     Net income for the year was allocated between the General Partner and the Limited Partners, 1% and 99%, respectively, as provided in the Partnership Agreement and the Amendment to the Partnership Agreement, as discussed more fully in Note 4 of the financial statements included in Item 8 of this report. The former general partners' capital account balance was reallocated to the Limited Partners at December 31, 1993. Refer to Note 14 to the financial statements included in Item 8 of this report for additional information regarding the reallocation.

     Cash distributions paid to the Limited Partners and to the General Partner during 1995 of $1,790,000 and $3,624, respectively, have also been made in accordance with the amended Partnership Agreement. The Fourth Quarter 1995 distribution of $350,000 was paid to the Limited Partners on February 15, 1996.

     RESULTS OF OPERATIONS:
     ----------------------

     Management believes that the financial results of 1995 are not indicative of "normal" Partnership operations. There are many events which occurred since the discovery of the misappropriations in 1992 which have had a negative impact on financial results. Some of these events will continue to have a negative impact on the Partnership in the future.

     The Partnership reported net income for the year ended December 31, 1995, in the amount of $1,065,000 compared to $1,060,000 for the year ended December 31, 1994, and an even lower net income for the year ended December 31, 1993, of $873,000. Results for all three years were less than would be expected from "normal" operations, primarily because of costs associated with the misappropriation of assets by the former general partners and their affiliates, modifications to leases, non-cash write-offs, and real estate taxes. The costs related to the misappropriation increased significantly during 1995 as the lawsuit against the former general partner accountants and attorneys got closer to trial.

     REVENUES
     --------

     Total revenues were $2,048,000, $2,768,000 and $2,689,000 for the years ended December 31, 1995, 1994 and 1993. 1995 rental revenue reflects a decline of approximately $400,000 compared with 1994 as a result of three
     (3) Wendy's properties sold in 1994. Revenue for 1994 includes a gain of $309,000 on the sales of three (3) Wendys restaurants in Florida. 1993 revenue included lease modification fees in the amount of $500,000 from Two Pesos/Taco Cabana. As a result of these lease modifications, rental income decreased during 1993, 1994, and 1995.

     Based on leases currently in place on the remaining owned properties, total revenues should approximate $2,000,000 annually. Future revenues may decrease with tenant defaults and/or sales of Partnership properties. They may also increase with additional rents due from tenants, if those tenants experience sales levels which require the payment of additional rent to the Partnership.

     EXPENSES
     --------

     For the years ended December 31, 1995, 1994, and 1993, cash expenses amounted to approximately 29%, 30% and 39% of total revenues, respectively. Total expenses, including non-cash items, amounted to approximately 48%, 62%, and 65% of total revenues for the years ended December 31, 1995, 1994, and 1993, respectively. Items negatively impacting expenses during the last three years include expenses incurred primarily in relation to the misappropriation of assets by the former general partners and their affiliates, interest expense, non-cash write offs, property write-downs, and real estate taxes.

     For the years ended December 31, 1995, 1994, and 1993, expenses incurred in relation to the misappropriated assets amounted to $133,000, $76,000, and $154,000, respectively. Future expenses incurred in relation to the misappropriation will continue to have a negative impact on the Partnership. Management has estimated that these expenses will approximate $36,000 for the year ending December 31, 1996. The Partnership also recorded a reversal of prior year revenue in 1993 of $236,000 relative to an affiliate transaction previously discussed.

     Interest expense for 1995 amounted to $111,000 compared to $188,000 in 1994 and $385,000 in 1993. During 1993, interest was accrued at the default rate on the Boatmen's note. During 1994, a portion of this accrual was reversed to more accurately reflect the Partnership's potential liability. Additionally, the three notes repaid during November 1994 had a favorable affect on interest expense during 1995.

     Additional expenses impacting operating results are the allowance for uncollectible amounts due from the former general partners and their affiliates, write-offs of straight-line rent, and write-downs of property to their estimated net realizable values. All of these items, including depreciation, are non-cash items and do not affect current operating cash flow of the Partnership or distributions to the Limited Partners.

     Write-offs for uncollectible rents and receivables are non-cash items and amounted to $24,000, $73,000, and $141,000, during 1995, 1994, and 1993 respectively. The write-offs are the result of defaults as well as modifications to several property leases since inception of the Partnership. Adjustments will generally occur as a result of lease modifications that affect future increases in rental income previously straight-lined.

     The Partnership wrote down the carrying value of the Porterhouse restaurant in Chicago, Illinois, during 1994 by $331,000 to a new carrying value of $380,000 which management believes is more reflective of its net realizable value.

     The Partnership also wrote down the carrying value of the vacant land in Colorado by $107,000 during 1993. The write-down reduced the investment on the land to a carrying value of $250,000 which management believes more appropriately reflects its estimated net realizable value.

     Real estate tax expenses for the last three years have been inordinately high as former management allowed these taxes to become delinquent for several years while interest and penalties accumulated, along with new liabilities incurred on vacant properties and defaulted tenants. The Partnership incurred real estate taxes on behalf of tenants in the amounts of $64,000, $130,000, and $193,000 for the years ended December 31, 1995,
     1994, and 1993, respectively.

     Management fees declined from $137,000 in 1993 to $95,000 in 1994 because of payments made to the interim fund manager during the first two months of 1993. The compensation arrangement for the Permanent Manager which went into effect in February 1993, was at a much lower rate. Management fees further declined to $87,000 during 1995 due to the sale of three (3) properties at the end of 1994. For additional information, refer to Note 3 to the financial statements included in Item 8 of this report.

     As noted above, management believes the Partnership's operations have yet to stabilize to what could be considered normal, due to the negative impact of the costs related to the recovery of the misappropriated assets. However, these "recovery costs" are being minimized currently as indicated by the comparative results of the Partnership's statements of income and will continue to be minimized in the future.

     INFLATION:
     ----------

     Inflation has a minimal effect on operating earnings and related cash flows from a portfolio of triple net leases. By their nature, such leases actually fix revenues and are not impacted by rising costs of maintenance, insurance, or real estate taxes. Although the majority of the Partnership's leases have percentage rent clauses, revenues from percentage rents represented only 1% of fixed rental income for 1995. Percentage rents earned in 1995 were actually 68% lower than in 1994. If inflation causes operating margins to deteriorate for lessees if expenses grow faster than revenues, then, inflation may well negatively impact the portfolio through tenant defaults.

     It would be misleading to associate inflation with asset appreciation for real estate, in general, and the Partnership's portfolio, specifically. Due to the "triple net" nature of the property leases, asset values generally move inversely with interest rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                DIVALL INSURED INCOME FUND LIMITED PARTNERSHIP
                ----------------------------------------------

                       (a Wisconsin limited partnership)
                       ---------------------------------

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                  -------------------------------------------



                                                                          Page
                                                                          ----
        Report of Independent Public Accountants      . . . . . . . . .  18

        Balance Sheets, December 31, 1995 and 1994    . . . . . . . . .  19 - 20

        Statements of Income for the Years
        Ended December 31, 1995, 1994, and 1993       . . . . . . . . .  21

        Statements of Partners' Capital for the
        Years Ended December 31, 1995, 1994, and
        1993                                          . . . . . . . . .  22

        Statements of Cash Flows for the Years
        Ended December 31, 1995, 1994, and 1993       . . . . . . . . .  23 - 24

        Notes to Financial Statements                 . . . . . . . . .  25 - 38

        Schedule III--Real Estate and Accumulated
        Depreciation                                  . . . . . . . . .  43

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of
Divall Insured Income Fund  Limited Partnership:

We have audited the accompanying balance sheets of DIVALL INSURED INCOME FUND LIMITED PARTNERSHIP (the Partnership) as of December 31, 1995 and 1994 and the related statements of income, partners' capital and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Divall Insured Income Fund Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                    ARTHUR ANDERSEN LLP

Chicago, Illinois
March 25, 1996

                 DIVALL INSURED INCOME FUND LIMITED PARTNERSHIP


                                 BALANCE SHEETS


                           DECEMBER 31, 1995 AND 1994
                           --------------------------


                                     ASSETS



                                                         December 31,   December 31,
                                                             1995           1994
                                                         -------------  -------------
INVESTMENT PROPERTIES AND EQUIPMENT:(NOTE 3 AND 6)
     Land                                                 $ 7,358,073    $ 7,358,073
     Buildings and improvements                            12,070,525     12,070,525
     Equipment                                                246,896        246,896
     Accumulated depreciation                              (4,078,904)    (3,712,602)
                                                          -----------    -----------

           Net investment properties and equipment         15,596,590     15,962,892
                                                          -----------    -----------

NET INVESTMENT IN DIRECT FINANCING LEASES:(NOTE 8)            256,359        303,811
                                                          -----------    -----------

OTHER ASSETS:
     Cash and cash equivalents                                815,512      1,169,554
     Cash restricted for real estate taxes                     28,218          6,910
     Cash held in Indemnification Trust(NOTE 11)              270,488        191,798
     Rents and other receivables (net of allowance of
       $182,039 in 1995 and $151,161 in 1994)                  74,939         68,303
     Deferred rent receivable                                 123,900        108,024
     Due from affiliated partnerships(NOTE 12)                105,833        149,435
     Due from current General Partner                           1,754              0
     Prepaid insurance                                          6,795          7,878
     Unsecured notes receivable from lessees                        0          5,270
     Deferred charges (net of accumulated amortization
       of $55,343 in 1995 and $51,753 in 1994)                 19,844          7,281
                                                          -----------    -----------

            Total other assets                              1,447,283      1,714,453
                                                          -----------    -----------

DUE FROM FORMER AFFILIATES:(NOTE 2)
     Due from former general partner affiliates             1,123,625      1,144,448
     Allowance for uncollectible amounts due from
       former affiliates                                     (830,051)      (830,051)
     Restoration cost receivable                              907,774        606,430
     Allowance for uncollectible restoration receivable      (907,774)      (606,430)
                                                          -----------    -----------

            Due from former affiliates, net                   293,574        314,397
                                                          -----------    -----------

            Total assets                                  $17,593,806    $18,295,553
                                                          ===========    ===========



        The accompanying notes are an integral part of these statements.

                 DIVALL INSURED INCOME FUND LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                           DECEMBER 31, 1995 AND 1994
                           --------------------------

                       LIABILITIES AND PARTNERS' CAPITAL

                                                                       December 31,    December 31,
                                                                           1995           1994
                                                                       -------------  ------------
LIABILITIES:
   Mortgage notes payable (NOTE 6)                                     $  1,145,564   $  1,155,528
   Accounts payable and accrued expenses                                    118,039         43,787
   Payable to tenant                                                         96,000        144,000
   Due to current General Partner                                               959          1,673
   Accrued interest payable                                                 173,527        121,026
   Security deposits                                                        125,410        125,410
   Real estate taxes payable                                                 87,877        132,946
   Unearned rental income                                                     3,787              0
                                                                       ------------   ------------
         Total liabilities                                                1,751,163      1,724,370
                                                                       ------------   ------------
CONTINGENT LIABILITIES: (NOTES 10, 13 AND 14)

PARTNERS' CAPITAL:(NOTES 1, 4 AND 14)
   Former general partners -
         Capital contributions                                                  100            100
         Cumulative net income                                              789,806        789,806
         Cumulative cash distributions                                            0              0
         Reallocation of former general partners'
           capital to Limited Partners                                     (789,906)      (789,609)
                                                                       ------------   ------------
                                                                                  0              0
                                                                       ------------   ------------
    Current General Partner -
         Cumulative net income                                               30,181         19,530
         Cumulative cash distributions                                      (12,142)        (8,518)
                                                                       ------------   ------------
                                                                             18,039         11,012
                                                                       ------------   ------------
     Limited Partners (25,000 interests outstanding) -
         Capital contributions, net of offering costs                    22,270,578     22,270,578
         Cumulative net income                                           10,145,861      9,091,428
         Cumulative cash distributions                                  (17,381,741)   (15,591,741)
         Reallocation of former
           general partners' capital                                        789,906        789,609
                                                                        -----------    -----------
                                                                         15,824,604     16,560,171
                                                                       ------------   ------------
            Total partners' capital                                      15,842,643     16,571,183
                                                                       ------------   ------------
            Total liabilities and partners' capital                    $ 17,593,806   $ 18,295,553
                                                                       ============   ============

        The accompanying notes are an integral part of these statements.

                 DIVALL INSURED INCOME FUND LIMITED PARTNERSHIP

                              STATEMENTS OF INCOME

             FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993
             -----------------------------------------------------

                                                               1995         1994         1993
                                                           -----------  -----------  -----------
REVENUES:
     Rental income                                           $1,938,501   $2,367,473  $2,349,540
     Lease termination fee (NOTE 5)                                   0            0     500,000
     Interest income on direct financing leases                  28,268       32,769      30,967
     Interest income                                             39,879       18,410      27,555
     Other Income                                                40,988       40,339      17,509
     Net gain on sale of land and buildings                           0      308,509           0
     Reversal of prior year revenue (NOTE 12)                         0            0    (236,166)
                                                             ----------   ----------  ----------
                                                              2,047,636    2,767,500   2,689,405
                                                             ----------   ----------  ----------
EXPENSES:
     Property management and administrative fees
      paid to former general partner affiliate                        0            0      30,360
     Partnership management fees paid
      to current General Partner                                 87,375       95,141     106,994
     Disposition fees - current General Partner                       0       30,000           0
     Disposition fees - Restoration                                   0       30,000           0
     Restoration fees - current General Partner                     833        2,856           0
     Insurance                                                   19,066       38,957      39,358
     General and administrative                                  55,670       86,436      81,663
     Interest                                                   111,054      187,553     385,484
     Real estate taxes, including interest and penalties         64,456      129,597     192,615
     Expenses incurred due to default by lessee                   9,782        1,433      15,926
     Professional services                                       92,630      144,934      81,752
     Professional services related to Investigation             133,035       73,098      84,971
     General partner removal expenses                                 0            0      33,455
     Interim fund manager fees and expenses                           0            0      (9,425)
     Advisory board fees and expenses                            14,459       19,470       4,936
     Depreciation                                               366,302      427,075     439,688
     Amortization                                                 3,590       37,008       7,227
     Provision for uncollectible rents and other receivables     24,300       73,340     140,514
     Write-down of property to net realizable value                   0      330,714     106,549
                                                             ----------   ----------  ----------
                                                                982,552    1,707,612   1,742,067
                                                             ----------   ----------  ----------
           Income before provision for uncollectible
            amounts due from former affiliates                1,065,084    1,059,888     947,338
 PROVISION FOR UNCOLLECTIBLE AMOUNTS
    DUE FROM FORMER AFFILIATES                                        0            0      74,510
                                                             ----------   ----------  ----------
NET INCOME                                                   $1,065,084   $1,059,888  $  872,828
                                                             ==========   ==========  ==========
NET INCOME (LOSS) - FORMER GENERAL PARTNERS                  $        0   $        0  $   (2,030)
NET INCOME - CURRENT GENERAL PARTNER                             10,651       10,599       8,931
NET INCOME - LIMITED PARTNERS                                 1,054,433    1,049,289     865,927
                                                             ----------   ----------  ----------
                                                             $1,065,084   $1,059,888  $  872,828
                                                             ==========   ==========  ==========
NET INCOME PER LIMITED PARTNERSHIP INTEREST,
     based on 25,000 interests outstanding                       $42.18       $41.97      $34.64
                                                                 ======       ======      ======

        The accompanying notes are an integral part of these statements.


                                          DIVALL INSURED INCOME FUND LIMITED PARTNERSHIP

                                                  STATEMENTS OF PARTNERS' CAPITAL

                                       FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993
                                       -----------------------------------------------------

                                                Former General Partners                               Current General Partner
                               ---------------------------------------------------------------    ---------------------------------

                                              Cumulative   Cumulative                             Cumulative    Cumulative
                                 Capital         Net         Cash                                    Net          Cash
                               Contributions    Income    Distributions  Reallocation    Total     Income     Distributions  Total
                              --------------  ----------  -------------  ------------    -----   -----------  -------------  -----
BALANCE AT DECEMBER 31, 1992          $100     $791,836             $0           $0    $791,936           $0            $0       $0
  (unaudited)

  Cash Distributions
     ($69.90 per limited
      partnership interest)                                                                                         (4,763)  (4,763)
  Net Income (Loss)                              (2,030)                                 (2,030)       8,931                  8,931
  Reallocation of former
    general partners' capital
    to the Limited Partners                                                 (789,906)  (789,906)
                              --------------  ----------  -------------  -----------   --------  -----------   -----------  -------
BALANCE AT DECEMBER 31, 1993          $100     $789,806             $0     $(789,906)        $0       $8,931       $(4,763)  $4,168

  Cash Distributions
     ($61.60 per limited
      partnership interest)                                                                                         (3,755)  (3,755)
  Net Income                                                                                          10,599                 10,599
                              --------------  ----------  -------------  -----------   --------  -----------   -----------  -------
BALANCE AT DECEMBER 31, 1994          $100     $789,806             $0     $(789,906)        $0      $19,530      $ (8,518) $11,012

  Cash Distributions
     ($71.60 per limited
      partnership interest)                                                                                         (3,624)  (3,624)
  Net Income                                                                                          10,651                 10,651
                              --------------  ----------  -------------  -----------   --------  -----------   -----------  -------
BALANCE AT DECEMBER 31, 1995          $100     $789,806             $0     $(789,906)        $0      $30,181      $(12,142) $18,039
                              ==============  =========   =============  ===========   ========  ===========   ===========  =======


                                                             Limited Partners
                                 --------------------------------------------------------------------------
                                   Capital
                                 Contributions     Cumulative     Cumulative
                                    Net of            Net           Cash
                                 Offering Costs     Income      Distributions    Reallocation      Total
                                ---------------    ----------   -------------    ------------  ------------
BALANCE AT DECEMBER 31, 1992      $22,270,578      $7,176,212   $(12,311,741)           $0      $17,135,049
  (unaudited)

  Cash Distributions
    ($69.90 per limited
     partnership interest)                                        (1,740,000)                    (1,740,000)
  Net Income (Loss)                                   865,927                                       865,927
  Reallocation of former
    general partners' capital
    to the Limited Partners                                                        789,906          789,906
                                ---------------    ----------   -------------    ------------  ------------

BALANCE AT DECEMBER 31, 1993      $22,270,578      $8,042,139   $(14,051,741)     $789,906      $17,050,882

  Cash Distributions
    ($61.60 per limited
     partnership interest)                                        (1,540,000)                    (1,540,000)
  Net Income                                        1,049,289                                     1,049,289
                                ---------------   -----------   ------------     ------------  ------------

BALANCE AT DECEMBER 31, 1994      $22,270,578      $9,091,428   $(15,591,741)     $789,906      $16,560,171


  Cash Distributions
    ($71.60 per limited
     partnership interest)                                        (1,790,000)                    (1,790,000)
  Net Income                                        1,054,433                                     1,054,433
                                ---------------   -----------   ------------     ------------  ------------
BALANCE AT DECEMBER 31, 1995      $22,270,578     $10,145,861   $(17,381,741)     $789,906      $15,824,604
                                ===============   ===========   ============     ============  ============
                                  The accompaning notes are an integral part of these statements.



                DIVALL INSURED INCOME FUND LIMITED PARTNERSHIP

                           STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993
             -----------------------------------------------------


                                                                     1995           1994           1993
                                                                  -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                    $ 1,065,084    $ 1,059,888    $   872,828
    Adjustments to reconcile net income to net
      cash provided by operating activities--
        Depreciation and amortization                                 369,892        464,083        446,915
        Provision for uncollectible amounts due from
          former affiliates                                                 0              0         74,510
        Provision for uncollectible rents and other
          receivables                                                  24,300         73,340        140,514
        Write-down of property to net realizable value                      0        330,714        106,549
        (Gain)/Loss from sale of investment properties                      0       (308,509)             0
        Interest applied to Indemnification Trust Account             (18,690)        (1,798)             0
        Increase/(Decrease) in unearned rental income                   3,787        (99,505)         2,135
        (Increase)/Decrease in rents and other receivables            (30,936)        (4,933)        15,805
        Increase in deferred rent receivable                          (15,876)      (108,024)             0
        (Deposits)/Withdrawals for payment of real estate taxes       (21,308)        20,813        (27,723)
        Decrease in prepaid expenses                                    1,083         29,644         23,570
        Increase in due from current General Partner                   (1,754)             0              0
        Increase/(Decrease) in accounts payable and
          accrued expenses                                             74,252        (17,605)        53,821
        Increase/(Decrease) in payable to tenant                      (48,000)        96,000         48,000
        Increase/(Decrease) in due to current General Partner            (714)        (1,239)         2,912
        Increase/(Decrease) in accrued interest payable                52,501        (28,192)       149,218
        (Decrease) in security deposits                                     0         (9,691)             0
        Increase/(Decrease) in real estate taxes payable              (45,069)        54,426        (22,526)
                                                                  -----------    -----------    -----------

            Net cash provided from operating activities             1,408,552      1,549,412      1,886,528
                                                                  -----------    -----------    -----------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
    Purchases of property and equipment                                     0              0       (430,000)
    Deposit to Indemnification Trust cash account                     (60,000)       (90,000)      (100,000)
    Increase in deferred charges                                      (16,153)             0              0
    Proceeds from sale of investment properties                             0      2,000,000              0
    Payments (to) from affiliated partnerships                         43,602        145,618       (282,041)
    Recoveries from former affiliates                                  20,823         71,407              0
    Principal payments received on direct financing leases             47,452         42,950         38,993
    Principal receipts on notes receivable                              5,270         26,374         63,913
                                                                  -----------    -----------    -----------

            Net cash (used in) investing activities                    40,994      2,196,349       (709,135)
                                                                  -----------    -----------    -----------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
    Principal payments on mortgage notes                               (9,964)    (1,460,761)       (53,713)
    Payments to affiliated partnerships                                     0       (236,166)       236,166
    Cash distributions to Limited Partners                         (1,790,000)    (1,540,000)    (1,740,000)
    Cash distributions to current General Partner                      (3,624)        (3,755)        (4,763)
                                                                  -----------    -----------    -----------
            Net cash (used in) financing activities                (1,803,588)    (3,240,682)    (1,562,310)
                                                                  -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 (354,042)       505,079       (384,917)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                      1,169,554        664,475      1,049,392
                                                                  -----------    -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                          $   815,512    $ 1,169,554    $   664,475
                                                                  ===========    ===========    ===========
SUPPLEMENTAL DISCLOSURE--cash paid for interest                   $    58,553    $   215,745    $   236,266
                                                                  ===========    ===========    ===========

       The accompanying notes are an integral part of these statements.

           Supplemental Information to the Statements of Cash Flows
           --------------------------------------------------------


The following significant noncash transaction occurred during the three years affecting the Partnership's financial statements:

          1. The former general partners' capital account balance in the amount of $789,906 was reallocated to the Limited Partners at December 31, 1993.





       The accompanying notes are an integral part of these statements.

                DIVALL INSURED INCOME FUND LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS

                       DECEMBER 31, 1995, 1994, AND 1993


1.   ORGANIZATION AND BASIS OF ACCOUNTING:

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

The Partnership is currently engaged in the business of owning and operating its investment portfolio (the "Properties") of commercial real estate and recovering the assets misappropriated by the former general partners and/or their affiliates. The Properties are leased on a triple net basis to, and operated by, franchisors or franchisees of national, regional and local retail chains under long-term leases. The lessees consist of fast-food, family style, and casual/theme restaurants. At December 31, 1995, the Partnership owned 22 properties and a parcel of undeveloped land.

Rental revenue from investment properties is recognized on the straight-line basis over the life of the respective lease. Revenue from direct financing leases is recognized at level rates of return over the term of the lease.

Depreciation of the properties is provided on a straight-line basis over 31.5 years which is the estimated useful lives of the buildings and improvements. Equipment is depreciated on a straight-line basis over the estimated useful lives of 5 years.

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities (and disclosure of contingent assets and liabilities) at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

No provision for Federal income taxes has been made, as any liability for such taxes would be that of the individual partners rather than the Partnership. At December 31, 1995, the tax basis of the Partnership's assets exceeded the amounts reported in the accompanying financial statements by approximately $4,000,000.

The following represents a reconciliation of net income as stated on the Partnership's statements of income to net income for tax reporting purposes:


                                                   1995          1994          1993
                                                ----------    ----------    ----------
Net income, per statements of income            $1,065,084    $1,059,888    $  872,828

Book to tax depreciation difference                (34,873)       (3,314)        7,635
Book over tax gain from asset disposition                0       (63,823)            0
Straight line rent adjustment                      (15,876)     (207,529)      132,518
Affiliate receivable basis adjustment                    0        (3,849)     (220,363)
Bad debt reserve/expense                            44,914       (73,875)            0
Real estate tax expense                                  0             0       (68,725)
Book valuation adjustment of real property               0        94,711       342,715
DeDan receivable                                         0             0             0
Interest expense                                    52,500       (26,192)      149,218
Sales commission not recognized for tax                  0        30,000             0
Prepaid rent                                         3,787       (48,000)       48,000
Other, net                                             220        19,325       (11,260)
                                                ----------    ----------    ----------
Net income(loss) for tax reporting purposes     $1,115,756    $  777,342    $1,252,566
                                                ==========    ==========    ==========


2.   REGULATORY INVESTIGATION:

A preliminary investigation during 1992 by the Office of the Commissioner of Securities for the State of Wisconsin and the Securities and Exchange Commission (the "Investigation"), revealed that during at least the four years ended December 31, 1992, two of the former general partners of the Partnership, Gary
J. DiVall ("DiVall") and Paul E. Magnuson ("Magnuson") had transferred substantial cash assets of the Partnership and two affiliated publicly registered partnerships, DiVall Insured Income Properties 2 Limited Partnership ("DiVall 2") and DiVall Income Properties 3 Limited Partnership ("DiVall 3") (collectively the "Partnerships") to various other entities previously sponsored by or otherwise affiliated with DiVall and Magnuson. The unauthorized transfers were in violation of the respective Partnership Agreements and resulted in part, from material weaknesses in the internal control system of the Partnerships. The aggregate amount of the misappropriation, related costs, and 9% interest accrued since January 1, 1993, is in excess of $15,700,000, of which approximately $2,031,000 has been attributed to the Partnership and is reflected as due from former affiliates on the balance sheet at

December 31, 1995. The 9% interest accrued as of December 31, 1995, amounted to approximately $451,000 and is not reflected in the accompanying income statement. As of December 31, 1994, $1,751,000 was reflected as due from former affiliates based on the estimated overall misappropriation and related costs of $13,500,000.

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

The current General Partner is vigorously pursuing recovery of the misappropriated funds from the various sources and initially estimated an aggregate recovery of $3 million for the Partnerships. As such, an allowance has been established against amounts due from former general partner affiliates reflecting the current General Partner's best estimate of probable loss from misappropriated amounts. This allowance has been allocated among the Partnerships based on each Partnership's pro rata share of the total misappropriation. The amount of the allowance was unchanged at December 31, 1995. Pending the resolution of all sources of potential recovery, it is not possible to determine the amount, if any, that will ultimately be recovered. The ultimate recovery will likely be for an amount different than the current estimate.

As mentioned above, material weaknesses were identified in the Partnership's internal control structure. The internal control structure was not adequate to assure that all transactions of the Partnership were properly recorded and reflected in the books and records and financial statements of the Partnership. Significant transactions affecting the Partnership were apparently initiated by DiVall and Magnuson during at least the four years ended December 31, 1992, which initially either were not recorded on the books and records of the Partnership or were improperly recorded and characterized. Such transactions included unsupported disbursements or improper disbursements under the terms of the Partnership Agreement and the encumbrance of Partnership assets. All transactions identified during the Regulatory Investigation and concurrent reviews have been reflected in the Partnership's financial statements as of December 31, 1995. Because of the significance of the weaknesses in the internal control structure, there could be no certainty that all improper and unsupported transactions were identified and recorded and reflected in the Partnership's financial statements as of December 31, 1992. Accordingly, the Partnership's auditors were unable to render an opinion on the financial statements for the year ended December 31, 1992. Financial statements for prior periods, including 1991 and certain prior years and quarterly reports as of September 30, 1992, and certain prior quarters, do not properly reflect such transactions, but have not been restated due to the impracticality and uncertainty in attempting to make such restatements. Correspondingly, management elected to record currently certain immaterial errors discovered during 1993, which related to prior periods, to assure effective disclosure of amounts which have otherwise been deemed immaterial in relation to partners' capital.

3.   INVESTMENT PROPERTIES:

As of December 31, 1995, the Partnership owned 22 fully constructed fast-food restaurants and a parcel of undeveloped land. The restaurants are comprised of the following: two (2) Chi Chi's Mexican restaurants, four (4) Taco Cabana restaurants, five (5) Denny's restaurants, seven (7) Popeye's Famous Fried Chicken restaurants, one (1) Hardee's restaurant, one (1) BW-3 restaurant, one
(1) Fazoli's restaurant, and one (1) former Porterhouse restaurant. The 22 properties are located in seven (7) states.

The undeveloped land is located in Colorado Springs, Colorado, and was originally purchased in contemplation of constructing and leasing a Rocky Rococo's restaurant. The land was purchased from a former affiliate of the Partnership in 1987. As part of the purchase, the former affiliate agreed to reimburse the Partnership for any costs to carry the property while the land remained unimproved and nonearning. The construction never commenced and the former affiliate has not fully reimbursed the Partnership for its costs. The unreimbursed costs include guaranteed monthly rent, real estate taxes, insurance, and additional items required to maintain the property. At December 31, 1995 and 1994, these costs totalled approximately $220,000 and $169,000, respectively, and are not reflected in the Partnership's financial statements. Management is currently attempting to sell the undeveloped parcel. The land was originally purchased for $356,549 and has an adjusted carrying value at December 31, 1995, of $250,000 which approximates the estimated net realizable value.

From time to time, the Partnership experiences interruptions in rental receipts due to tenant delinquencies and vacancies. During March 1994, the Partnership's Happy Joe's restaurant located in Des Moines, Iowa, became vacant. Management executed a new lease on the property during February 1995. In September 1994, the Partnership's Denny's restaurant in Hopkins, Minnesota, was closed by the tenant. However, the tenant continues to pay rent and has executed a lease with a sub-tenant. During January 1995, the Partnership evicted the tenant and took possession of the Porterhouse restaurant in Chicago, Illinois. The tenant in this property had been delinquent and in bankruptcy throughout 1994. Management is currently in lease negotiations with a potential new tenant for this property.

The tenant of the Partnerships' Hardee's restaurant has experienced significant declines in sales over the past two years. Management has modified the rent for this tenant for 1996 in an effort to avoid having the tenant vacate the property resulting in a decrease in base rent for 1996 of approximately $40,000. Additionally, delinquent rent totaling approximately $19,000 was capitalized into a five (5)-year note accruing interest at 10% per annum. The Partnership recorded an allowance for uncollectible rent for the amount capitalized at December 31, 1995.

The total cost of the investment properties and equipment includes the original purchase price plus acquisition fees and other capitalized costs paid to a former affiliate of the general partners.

The Partnership's investment properties had been managed by an affiliate of the former general partners pursuant to a management agreement which provided for a fee equal to 1% of gross receipts amounting to approximately $3,700 through February 28, 1993. In addition, the former general partner affiliate was entitled to receive reimbursements of general and administrative costs, either direct or indirect, amounting to approximately $26,000 through February 28, 1993. As a result of the Investigation, the Partnership engaged a third party as Interim Manager in October 1992. The Interim Manager received approximately $28,000 through February 28,

1993, for management services. Subsequent to the appointment of the Permanent Manager, effective February 8, 1993, these services were being provided by the Permanent Manager for an overall fee equal to 4% of the gross receipts, with a maximum reimbursement for the office rent and related office overhead of $25,000 between the three affiliated Partnerships as provided in the Permanent Manager Agreement ("PMA"). On May 26, 1993, the Permanent Manager, TPG, replaced the former general partners as the new General Partner as provided for in an amendment to the Partnership Agreement dated May 26, 1993. Pursuant to amendments to the Partnership Agreement, TPG continues to provide management services for the same fee structure as provided in the PMA mentioned above. Effective March 1, 1995, the minimum management fee and the maximum reimbursement for office rent and overhead increased by 2.7%, representing the allowable annual Consumer Price Index adjustment per the PMA. For purposes of computing the 4% overall fee, gross receipts includes amounts recovered in connection with the misappropriation of assets by the former general partners and their affiliates. TPG has received fees from the Partnership totaling $3,689 to date on the amounts recovered, which has been offset against the 4% minimum fee.

Several of the Partnership's property leases contain purchase option provisions with stated purchase prices in excess of the original cost of the properties. The current General Partner is unaware of any unfavorable purchase options in relation to original cost.

In November 1994, the Partnership sold three (3) Wendy's restaurants in Florida, to the tenant for $2,000,000.

4.   PARTNERSHIP AGREEMENT:

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

On May 26, 1993, pursuant to the results of a solicitation of written consents from the Limited Partners, the Partnership Agreement was amended to replace the former general partners and amend various sections of the agreement. The former general partners were replaced as General Partner by The Provo Group, Inc., an Illinois corporation. Under the terms of the amendment, net profits or losses from operations are allocated 99% to the Limited Partners and 1% to the current General Partner. The amendment also provided for distributions from Net Cash Receipts to be made 99% to the Limited Partners and 1% to the current General Partner provided that quarterly distributions will be cumulative and will not be made to the current General Partner unless and until each Limited Partner has received a distribution from Net Cash Receipts in an amount equal to 10.5% per annum, cumulative simple return on his or her Adjusted Original Capital, as defined, from the Return Calculation Date, as defined except to the extent needed by the General Partner to pay its federal and state income taxes on the income allocated to it attributable to such year. Distributions paid to the General Partner are based on the estimated tax liability resulting from allocated income. Subsequent to the filing of the General Partner's income tax returns, a true-up with actual distributions is made.

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


5.   LEASES:

Lease terms for the majority of the investment properties are 20 years from their inception. The leases generally provide for minimum rents and additional rents based upon a percentage of gross sales in excess of specified breakpoints. The lessee is responsible for occupancy costs such as maintenance, insurance, real estate taxes, and utilities. Accordingly, these amounts are not reflected in the statements of income, except in circumstances where, in management's opinion, the Partnership will be required to pay such costs to preserve its assets (i.e., payment of past-due real estate taxes). Management has determined that the leases are properly classified as operating leases; therefore, rental income is reported when earned and the cost of the property, excluding the cost of the land, is depreciated over its estimated useful life.

     Aggregate minimum lease payments to be received under the leases for the Partnership's properties are as follows:

                    Year ending
                    December 31,
                        1996          2,123,784
                        1997          2,163,564
                        1998          2,174,014
                        1999          2,176,764
                        2000          2,232,217
                      Thereafter     18,663,588
                                    -----------
                                    $29,533,931
                                    ===========

     Percentage rents included in rental income in 1995, 1994, and 1993 were $421,932, $479,232, and $471,080, respectively. The fluctuations in percentage rental income are a result of fluctuations in sales of the tenants in the Partnership's properties. Seven of these properties are leased to a single Popeye's franchisee in the Chicago, Illinois area. Base rent for 1995 from this tenant amounted to 27% of total base rent for the Partnership.

     During July 1993, the Partnership received a cash settlement of $500,000 in exchange for allowing an assignment and modification of four leases with TP Acquisitions Corp. in the Dallas, Texas area.


     6.    MORTGAGE NOTES PAYABLE:
           -----------------------
     At December 31, 1995, mortgage notes payable consist of the following:


         Outstanding
      Principal Balance  Interest Rate    Maturity Date
      -----------------  --------------  ---------------

       a.      $292,553    prime + 2.5%  September, 1997
       b.       253,011            9.5%  September, 1997
       c.       600,000    prime + 2.0%     August, 1992
               --------
             $1,145,564
             ==========

   a. In September 1992, the Partnership entered into a promissory note agreement with Riverside Bank, Minnesota, in the amount of $310,000. The note bears interest at the referenced prime rate, as defined, plus 2.5%. Principal and interest are paid in monthly installments of $3,285 until September 1997, when all outstanding amounts are due. The note is secured by a mortgage on a BW-3 restaurant located in Hopkins, Minnesota, with a net book value at December 31, 1995 of $639,274. The proceeds of the note were used to convert a Rocky Rococo restaurant to a Denny's restaurant.

          b. In September 1992, the Partnership entered into a loan agreement with Bank One, Beaver Dam, Wisconsin, in the amount of $270,000. The loan bears interest at 9.5% and is payable in monthly installments of $2,520 through September 1997, with a lump-sum amount of $239,747 due at that time. The loan is secured by a mortgage on a Denny's restaurant located in Beaver Dam, Wisconsin, with a net book value at December 31, 1995, of $493,261. The proceeds of the loan were used to convert a Rocky Rococo restaurant to a Denny's restaurant.

          c. During the Investigation, discussed in Note 2, it was discovered that the former general partners borrowed $600,000 during or before 1991 from Metro North State Bank in Missouri (this loan is now held by Boatmen's First National Bank of Kansas City) secured by mortgages on five (5) Partnership properties. The mortgage note bears interest at the referenced prime rate, as defined, plus 2% and was due August 15, 1992. The proceeds of the note were not received by the Partnership and, accordingly, a corresponding amount due from former affiliates was recorded in 1992. As of December 31, 1995, the Partnership has not paid debt service on this note. Management met with representatives of the bank and disputed the obligation. The Partnership received a notice of default on this note in October 1993 and an action of foreclosure was filed in February 1994 on one of the Partnership's properties located in Dallas, Texas, with a net book value of $1,209,459 at December 31, 1995. See Note 13 for further discussion of litigation concerning this note. Interest in the amount of $174,000 was accrued, but unpaid, as of December 31, 1995. The interest accrual has been recorded at the face rate of the note. If the Partnership loses the dispute, additional interest amounting to approximately 190,000, representing the default interest, may be due.

               Scheduled maturities of all notes payable, with the exception of the $600,000 note payable mentioned above, are as follows:

                    Year ending
                    December 31,

                         1996    $    13,183
                         1997        532,381
                                   ---------

                                 $   545,564
                                 ===========

     7.   TRANSACTIONS WITH FORMER AFFILIATES
          AND CURRENT GENERAL PARTNER:
          ---------------------------

     Amounts paid to the former general partners and their affiliates and the current General Partner for the years ended December 31, 1995, 1994, and 1993, are as follows. The amounts paid to the Interim Manager during 1993 were for approximately two (2) months of services.

     Former General Partners                                                                 Amounts
     and Interim Manager                                                                   Paid in 1993
     -----------------------                                                               ------------
     Allocations of salaries and expenses                                                       $54,637
     Property management fees                                                                     3,723
     Reimbursement for out-of-pocket expenses                                                     5,818
                                                                                                -------
                                                                                                $64,178
                                                                                                =======



                                                       Incurred         Incurred          Incurred
                                                         as of            as of             as of
                                                      December 31,     December 31,     December 31,
     Current General Partner                              1995             1994              1993
     -----------------------                          ------------     ------------     ------------
     Management fees                                      $ 87,375         $ 95,141         $106,994
     Disposition fees                                            0           30,000                0
     Restoration fees                                          833            2,856                0
     Overhead allowance                                      7,351            7,156            5,833
     Reimbursement for out-of-pocket expenses               13,264            7,880           14,109
     Cash distribution                                       3,624            3,755            4,763
                                                          --------         --------         --------
                                                          $112,447         $146,788         $131,699
                                                          ========         ========         ========

     8.   NET INVESTMENT IN DIRECT FINANCING LEASES:
     ------------------------------------------

     The net investment in direct financing leases which includes the Partnership's specialty leasehold improvement leases, is comprised of the following as of December 31, 1995:

          Minimum lease payments receivable                $314,397
          Estimated residual values of leased property            0
          Less - Unearned income                            (58,038)
                                                           --------
          Net investment in direct financing leases        $256,359
                                                           ========


     Scheduled future minimum lease payments are as follows:

                  Year ending
                  December 31,
                      1996          $ 75,720
                      1997            75,720
                      1998            75,720
                      1999            75,720
                      2000            11,517
                                    --------
                                    $314,397
                                    ========

9.     GENERAL AND ADMINISTRATIVE EXPENSES:
       ------------------------------------

For the years ended December 31, 1995, 1994, and 1993, general and administrative expenses incurred by the Partnership were as follows:

                                                1995     1994     1993
                                             -------  -------  -------

      Communication costs                    $37,613  $35,591  $38,692
      Travel costs                             2,434    6,940   13,616
      Partnership equipment                        0       92   12,142
      Overhead allowance                       7,351    7,156    5,833
      Accounting services                          0    1,023    2,495
      Registration and filing fees             3,012   21,144        0
      Other administration                     5,260   14,490    8,885
                                             -------  -------  -------

                                             $55,670  $86,436  $81,663
                                             =======  =======  =======

10.  CONTINGENT LIABILITIES:
     -----------------------

According to the Partnership Agreement, as amended, the current General Partner may receive a disposition fee not to exceed 3% of the contract price of the sale of investment properties. Fifty percent (50%) of all such disposition fees earned by the current General Partner is to be escrowed until the aggregate amount of recovery for the funds misappropriated from the Partnerships by the former general partners is greater than $4,500,000. Upon reaching such recovery level, full disposition fees will thereafter be payable and fifty percent (50%) of the previously escrowed amounts will be paid to the current General Partner. At such time as the recovery exceeds $6,000,000 in the aggregate, the remaining escrowed disposition fees shall be paid to the current General Partner. If such levels of recovery are not achieved, the current General Partner will contribute the amounts escrowed towards the recovery. In lieu of an escrow, 50% of all such disposition fees have been paid directly to the restoration account and then distributed among the three Partnerships. The amount allocated to the Partnership may be owed to the current General Partner if the above noted recovery levels are met. As of December 31, 1995, the Partnership may owe the current General Partner $7,734, which is currently reflected as a recovery, if certain specified recovery levels are achieved.

11.  PMA INDEMNIFICATION TRUST:
     --------------------------

The Permanent Manager Agreement ("PMA") provides that the Permanent Manager will be indemnified from any claims or expenses arising out of or relating to the Permanent Manager serving in such capacity or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by the Permanent Manager. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership's creditors. An Indemnification Trust ("Trust") serving such purposes has been established at United Missouri Bank, N.A. The Trust has been fully funded with Partnership assets as of December 31, 1995. Funds are invested in U.S. Treasury securities. In addition, interest totaling $20,488 has been credited to the Trust as of December 31, 1995. The rights of the Permanent Manager to the Trust shall be terminated upon the earliest to occur of the following events: (i) the written release by the Permanent Manager of any and all interest in the Trust;
(ii) the expiration of the
longest statute of limitations relating to a potential claim which might be brought against the Permanent Manager and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that the Permanent Manager shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

12.  RESTORATION TRUST ACCOUNT; EXPENSE ALLOCATIONS;
     -----------------------------------------------
     AND RELATED INTER-PARTNERSHIP RECEIVABLES:
     ------------------------------------------

Restoration costs represent expenses incurred by the Partnership in relation to the misappropriated assets by the former general partners and their affiliates. These costs are allocated among the Partnerships based on each partnership's respective share of the entire misappropriation, as currently quantified. The amount of misappropriation for each partnership is adjusted annually to reflect new discoveries and more accurate quantification of amounts based on the continuing Investigation. Such adjustments will result in periodic adjustments to prior allocations of recovery costs to reflect updated information. Consequently, previous payments for restoration expenses may not be consistent with modified allocations. Based on modified allocations adjusted as of December 31, 1993, the Partnership was owed $295,053 from DiVall 3 for amounts paid on its behalf. Such amounts are reflected on the balance sheet as due from affiliated partnerships. During 1994, the Partnership made an additional adjustment increasing the amount due from DiVall 3 by $5,346. These amounts have been offset by $194,566 received from DiVall 3. At December 31, 1995, the Partnership was owed $105,833 from DiVall 3.

When recoveries are realized by the Partnerships, the amounts received are distributed to each respective partnership on the same basis as the restoration costs are currently being allocated. Additionally, any available recovery funds have been utilized first to satisfy amounts due other partnerships for amounts advanced under prior allocation methods. As of December 31, 1995, the Partnerships recovered a total of $679,315 from the former general partners and their affiliates. Of this amount, the Partnership received its pro-rata share in the amount of $90,732. Additionally, $60,143, representing 50% of all disposition fees earned by the General Partner have been paid to the recovery. Of that amount, $7,734 was allocated to the Partnership and is contingently payable to the General Partner upon achievement of certain recovery levels as described in Note 10.

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

The Partnership recorded a payable to an affiliated partnership, DiVall 2, at December 31, 1993 in connection with the DeDan default. As previously reported, DeDan was the former tenant in four (4) of the Partnership's Denny's restaurants and three (3) Denny's restaurants in DiVall 2, all of which were located in the Phoenix, Arizona area. Both partnerships brought a lawsuit against DeDan and were awarded an additional Denny's restaurant located in Phoenix, Arizona, in 1990. It was determined under management of the former general partners that DiVall 2 would take title to the restaurant and buy out the Partnership for its share based on an appraised value. Current management has determined that the property was overstated to enhance reported earnings. Comparable properties indicate the awarded property's value was overstated by approximately $225,000. Accordingly, at December 31, 1993, the Partnership recorded a payable in the amount of $236,166 due to DiVall 2 and a corresponding reversal of prior year revenue, as the Partnership recorded income at the time of the original inter-partnership purchase. During the Fourth Quarter of 1994, proceeds from the sale of three (3) Wendy's restaurants in Florida were used to repay this obligation.

13.  LITIGATION:
     -----------

On March 16, 1993, the Partnership, along with DiVall 2 and DiVall 3, initiated a lawsuit against Ernst & Young LLP ("E & Y"), a certified public accounting firm, in the Circuit Court of Dane County, Wisconsin in connection with the audits of the Partnerships performed by E & Y for the years 1989, 1990 and 1991. The Complaint filed in said lawsuit alleges, among other things, that Defendant E & Y, was negligent in its audit work for the Partnerships by failing to exercise ordinary care and failing to adhere to professional standards in the following areas: reviewing, understanding, and auditing of compliance with the Partnership Agreements; evaluation of the adequacy of internal controls; identification of audit risks; selection and implementation of audit procedures to address audit risks; identification of related party transactions; compilation of sufficient evidential matters; resolution of improper transfers and allocations; disclosure of related party transactions; and exercise of appropriate audit skepticism. The Partnerships request the payment of damages in the amount of $9,000,000, plus interest, attorneys fees and costs, and whatever additional relief the court deems just and proper. The Partnerships have hired legal counsel under a contingent fee arrangement to prosecute all of the Partnerships' claims. E & Y filed an Answer denying that it was negligent.

E & Y also filed third-party claims alleging fraud and negligence on the part of the Partnerships' former law firm, Quarles & Brady. Additionally, E & Y also filed third-party claims against Paul Magnuson, Gary DiVall, an affiliate of the former general partners, DiVall Real Estate Investment Corporation ("DREIC"), David Shea ("Shea") (former Acquisitions Director of DREIC), and Lisa Shatrawka (former Controller for DREIC and former Director of Fund Management with TPG). In turn, Quarles & Brady filed third-party claims against KPMG Peat Marwick, the Partnerships' accountants preceding E & Y. The Partnerships also filed claims against Magnuson, DiVall, DREIC, Shea, and Quarles & Brady. E&Y's claims against Ms. Shatrawka and its fraud claims against Quarles & Brady were voluntarily dismissed.

The trial of the case was scheduled to take place in Iowa County, Wisconsin, beginning on March 20, 1996. Shortly before trial The Partnerships reached a resolution of their claims against Quarles & Brady. A resolution of the claims against Ernst & Young was reached after opening statements. As a result of these settlements, net proceeds available for deposit in the partnership's restoration escrow account approximate $300,000.

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

The Partnership's experience in those bankruptcy cases that have concluded, either through the approval of Plans of Reorganization, dismissal of the bankruptcies, settlements or a combination of the foregoing, is that (i) the value of the obligations of the Private Partnerships assigned to the Partnership has been at a significant discount to their face amounts, and (ii) the General Partner interests in such Private Partnerships often have little economic value. The Partnership's recoveries in these bankruptcies have, to date, been on a steeply discounted basis. Management anticipates that the recoveries in the remaining unresolved bankruptcies are likely to also be on a deeply discounted basis.

Plans of reorganization have been filed in some of the bankruptcies, and settlement agreements in many of the Private Partnerships have been reached. Settlements in sixteen (16) of the bankruptcies to date have resulted in cash payments to the Partnerships of a total of $525,000 and notes secured by subordinated mortgages in the aggregate amount of $625,000. The Partnership is continuing to vigorously defend its interests in the remaining bankruptcies.

On March 24, 1994, the Partnership filed a complaint in the United States District Court for the Western District of Missouri against Boatmen's First National Bank of Kansas City ("Boatmen's") seeking a declaratory judgment that Boatmen's has no right or interest in a promissory note executed in the name of the Partnership by the former general partners (the "Note") secured by mortgages on five Partnership properties, and further seeking an injunction against foreclosure proceedings instituted against a Partnership property located in Dallas, Texas, under a first deed of trust and security agreement given to secure the Note (the "Foreclosure"). As further described in Note 6, the former general partners borrowed $600,000 during or before 1991 from Metro North State Bank (the note is now held by Boatmen's). The proceeds of the Note were not received by the Partnership. As of December 31, 1995, the Partnership had not paid debt service on the Note. The Partnership received a notice of default on the Note in October 1993 and the Foreclosure Action was filed in February 1994. As of December 31, 1995, interest in the amount of $174,000 was accrued, but unpaid, on the Note. Boatmen's has agreed to stay its foreclosure proceedings. Boatmen's answered the complaint and filed a motion for summary judgment to which the Partnership responded. Boatmen's motion for summary judgment was granted by the District Court. The Partnership appealed the summary judgment to the United States Court of Appeals for the Eighth Circuit which overturned the ruling of the District Court. The case has been remanded back to the District Court for the completion of discovery and trial. Boatmen's has until April 25, 1996 to seek leave to take the Eighth Circuit's ruling to the United State Supreme Court. Pursuant to the Restoration Trust Account procedures described in
Note 12, all of the Partnerships are sharing the expenses of this litigation and any recoveries resulting effectively from the partial or full cancellation of the alleged indebtedness will be allocated among the three Partnerships on the same basis as the restoration costs are currently being allocated via appropriate payments by the Partnership to its affiliated Partnerships.

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

     15.  SUBSEQUENT EVENTS:
          ------------------

     On February 15, 1996, the Partnership made distributions to the Limited Partners of $350,000 amounting to $14.00 per limited partnership interest.

     On March 14, 1996 the Partnerships reached a resolution of the claims against Quarles & Brady and on March 22, 1996 a resolution of the claims against Ernst & Young was reached in relation to litigation disclosed in
     Item 3. As a result of these settlements, net proceeds, available for deposit into the Partnership's restoration escrow account approximate $300,000.

     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

     ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The General Partner of the Partnership is The Provo Group, Inc., an Illinois corporation ("TPG") with its principal office at 101 West 11th Street, Suite 1110, Kansas City, Missouri 64105. TPG was elected General Partner by vote of the Limited Partners effective May 26, 1993. TPG had been managing the Partnership since February 8, 1993 under the terms of the Permanent Manager Agreement ("PMA"), which remains in effect. TPG also serves as the corporate general partner for DiVall 2 and DiVall 3. See Items 1 and 13 hereof for additional information about the PMA and the election of TPG as the General Partner.

     The executive officers and director of the General Partner who control the affairs of the Partnership are as follows:

          BRUCE A. PROVO, AGE 45 - PRESIDENT, FOUNDER AND DIRECTOR. Mr. Provo has been involved in the management of real estate and other asset portfolios since 1979. Since he founded the company in 1985, Mr. Provo has been President and Chief Executive Officer of TPG. From 1982 to 1986, Mr. Provo served as President and Chief Operating Officer of the North Kansas City Development Company ("NKCDC"), North Kansas City, Missouri. NKCDC was founded in 1903 and the assets of the company were sold in December, 1985 for $102,500,000. NKCDC owned commercial and industrial properties, including an office park and a retail district, as well as apartment complexes, motels, recreational facilities, fast food restaurants, and other properties. NKCDC's holdings consisted of over 100 separate properties and constituted approximately 20% of the privately held real property in North Kansas City, Missouri (a four square mile municipality). Following the sale of the company's real estate, Mr. Provo served as the President and Chief Executive Officer and Liquidating Trustee of NKCDC from 1986 to 1991.

          Mr. Provo graduated from the Miami University, Oxford, Ohio in 1972 with a B.S. in Accounting. He became a Certified Public Accountant in 1974 and was a manager in the banking and financial services division of Arthur Andersen LLP prior to joining Rubloff Development Corporation in 1979. From 1979 through 1985, Mr. Provo served as Vice

          President - Finance and Administration and then as President of Rubloff Development Corporation. Mr. Provo has previously served on the Board of Directors of the National Realty Committee, a legislative "watchdog" organization for the commercial real estate industry headquartered in Washington, DC.

          Kristin J. Atkinson, Age 33 - Vice President - Finance and Administration. Ms. Atkinson joined The Provo Group, Inc. in September, 1994, to provide management expertise in the areas of financial controls and management accounting services for four limited partnerships managed by TPG. Prior to joining TPG, Ms. Atkinson was Manager of Financial Reporting for Farm & Home Savings Association, a $4 billion savings and loan association, for seven years where she was responsible for supervision of the preparation of internal and external financial documentation, including regulatory filings for the savings association and its parent company. Ms. Atkinson graduated Magna Cum Laude with a B.S. in Accounting from Missouri Southern State College in Joplin, Missouri and worked as an accountant for James P. Arthur and Company for one year before joining Farm & Home Savings Association.

          BRENDA BLOESCH, AGE 34 - DIRECTOR OF INVESTOR RELATIONS. Ms. Bloesch joined The Provo Group, Inc. in March 1993, to oversee and provide various levels of client support for more than 8,000 broker dealers, registered representatives, custodians and investors. Primarily responsible for all communications regarding four limited partnerships managed by TPG, Ms. Bloesch is also involved with database management and partnership compliance issues. Prior to joining TPG, Ms. Bloesch was Manager of Investment Services at DiVall Real Estate Investment Corporation ("DREIC") for four years and Publisher Services Manager at NewsNet, Inc. for five years. Her role at DREIC allowed Ms. Bloesch to obtain extensive knowledge of limited partnerships and gain familiarity with the broker and investor communities. Ms. Bloesch is a graduate of Lock Haven University in Lock Haven, Pennsylvania, where she received her B.A. in Journalism and Media Studies.

     The Advisory Board, although its members are not "Directors" or "Executive Officers" of the Partnership, provides advisory oversight to management of the Partnership and consists of:

          D.TODD WITTHOEFT - VICE PRESIDENT OF CALTON AND ASSOCIATES. Mr. Witthoeft has been an investment broker for over ten (10) years and was one of the original founders of Calton and Associates. Mr. Witthoeft serves as part of the firm's due diligence committee which reviews the structure of public and private limited partnerships prior to offering to clients. Mr. Witthoeft has over 400 clients and has taught personal financial planning courses. Mr. Witthoeft holds the following securities licenses: Options Principal, Licensed Life Insurance Agent - series 4; General Securities Representative - series 7; General Securities Principal - series 24; and State Agent - series 63.

          GERHARD ZOLLER - ADVISOR. Mr. Zoller is currently involved in special training projects at J.H. Findorff & Son, Inc., a leading construction firm in Wisconsin. Mr. Zoller has worked for this company for 27 years and served as both President and then Chairman of the Board in more recent years. Prior business background and experience include positions as Project Manager, Estimator and Chief Executive. Mr. Zoller has also been actively managing personal investments for over 25 years including several real estate limited partnerships. Mr. Zoller is a Limited Partner in DiVall 1.

          MICHAEL M. BLOOM - PRESIDENT OF DAVCON, INC. Mr. Bloom has owned this multi-state General Contracting firm for 25 years in addition to two
          (2) other companies, Bloom Architects and Nordic Springwater, Inc.
          Mr. Bloom has been active in the construction industry for the last 27 years and has served as both a developer and architect. He has been the principal in charge of projects ranging in size from $100,000 to $10,000,000. Mr. Bloom has also been the founder of two (2) start up corporations, Intel Security

          Corp. and Nordic Springwater, Inc. Mr. Bloom is a Limited Partner of DiVall 2. Mr. Bloom is presently a member of National Council of Architectural Registration Boards, American Institute of Architects and West Jersey Institute of Architects.

          ALBERT H. ESCHEN - OPTOMETRIST. Dr. Eschen has been an optometrist for 46 years and is also employed by New York City's Department of Health. Prior business experience include partnerships or personal investments in Crown Nursing Home; Coronet Nursing Home; and Sands Hotel & Casino. Dr. Eschen is currently a member of the American Optometry Association and is a member of the Board of Directors Illinois College Alumni Association. Dr. Eschen was past-President of the Brooklyn Optometric Society and was the first optometrist to be appointed to New York City's Department of Health. Dr. Eschen is a Limited Partner of DiVall 3.

     ITEM 11.  EXECUTIVE COMPENSATION

     The Partnership has not paid any "executive compensation" to the corporate General Partner or to the directors and officers of the General Partner. The General Partner's participation in the income of the Partnership is set forth in the Agreement of Limited Partnership and amendments thereto, which are filed as Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5 hereto. The current General Partner received management fees and expense reimbursements during the year.

     See Item 13, below, and Note 7 to the financial statements in Item 8 hereof for further discussion of payments by the Partnership to the General Partner and the former general partners.

     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) As of December 31, 1995, no one person or group is known by the Partnership to own beneficially more than 5% of the outstanding interests of the Partnership.

     (b) As of December 31, 1995, neither the General Partner nor any of its affiliates owned any Limited Partner Interests in the Partnership.

     ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The compensation to be paid to TPG is governed by the Partnership Agreement, as amended by vote of the Limited Partners to reflect the terms of the PMA. TPG's compensation includes a base fee equal to 4% of the Partnership's gross collected receipts, subject to a minimum of $84,000 per year. For this purpose, "gross collected receipts" means all cash revenues arising from operations and reserves of the Partnerships, including any proceeds recovered with respect to the obligations of the former general partners. The portion of such fee resulting from recoveries from former general partners is designated as restoration fees. TPG is also entitled to reimbursement for office rent and utilities not to exceed $7,000 per year. TPG is entitled to reimbursement of reasonable direct costs and expenses, such as travel, lodging, overnight delivery and postage, but has no right to be reimbursed for administrative expenses such as payroll, payroll taxes, insurance, retirement and other benefits, base phone and fax charges, office furniture and equipment, copier rent, and the like.
     Between the three Partnerships, TPG is entitled to an aggregate minimum base management fee of $300,000 per year and reimbursement for office rent in the maximum amount of $25,000 per year. The Partnership shall only be responsible for its allocable share of such minimum and maximum amounts as indicated above ($84,000 minimum base fee and $7,000 maximum rent reimbursement). TPG is entitled to an annual increase in the minimum base management fee and maximum office overhead reimbursement in an amount not to exceed the percentage increase in the Consumer Price Index ("CPI") for the immediately preceding calendar year. Effective March 1, 1995, the minimum management fee and the maximum reimbursement for office rent and overhead increased by 2.7% representing the allowable annual CPI adjustment. Additionally, TPG is allowed up to one-half of the competitive Real Estate Commission, not to exceed 3% upon the disposition of assets. The payment of a portion of such fees is subordinated to TPG's success at recovering the funds misappropriated by the former general partners.

     The PMA has an expiration date of December 31, 2002, but may be terminated earlier (a) by a vote at any time by a majority in interest of the Limited Partners, (b) upon the dissolution and winding up of the Partnership, (c) upon the entry of an order of a court finding that the Permanent Manager has engaged in fraud or other like misconduct or has shown itself to be incompetent in carrying out its duties under the Partnership Agreement, or
     (d) upon sixty (60) days written notice from the Permanent Manager to the Limited Partners of the Partnership. Upon termination of the PMA, other than by the voluntary action of TPG, TPG shall be paid a termination fee of one month's Base Fee allocable to the Partnership, subject to a minimum of $7,000. In the event that TPG is terminated by action of a substitute general partner, TPG shall also receive, as part of this termination fee, 4% of any proceeds recovered with respect to the obligations of the former general partners, whenever such proceeds are collected.

     Under the PMA, TPG shall be indemnified by the Partnership, DiVall and Magnuson, and their controlled affiliates, and shall be held harmless from all claims of any party to the PMA and from any third party including, without limitation, the Limited Partners of the Partnership, for any and all liabilities, damages, costs and expenses, including reasonable attorneys' fees, arising from or related to claims relating to or arising from the PMA or its status as Permanent Manager. The indemnification does not extend to claims arising from fraud or criminal misconduct of TPG as established by court findings. To the extent possible, the Partnership is to provide TPG with appropriate errors and omissions, officers liability or similar insurance coverage, at no cost to TPG. In addition, TPG is granted the right to establish and segregate Partnership assets in an amount, not to exceed $250,000, solely for the purpose of funding such indemnification obligations (the "Indemnification Trust"). Once a determination has been made that no such claims can or will be made against TPG, the balance of the Indemnification Trust will become unrestricted cash of the Partnership. At December 31, 1995 the Partnership had fully funded the Indemnification Trust.

     The following fees and reimbursements from the Partnership were paid to management in 1995:


               The Provo Group, Inc.
               ---------------------
                    Management Fees             $ 87,375
                    Restoration Fees                 833
                    Office Overhead Allowance      7,351
                    Direct Cost Reimbursements    13,264
                                                --------

                      1995 Total                $108,823
                                                ========

                                    PART IV

     ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  1.   Financial Statements

               The following financial statements of DiVall Insured Income Fund Limited Partnership are included in Part II, Item 8:

               Report of Independent Public Accountants

               Balance Sheets, December 31, 1995 and 1994

               Statements of Income for the Years Ended December 31, 1995, 1994
                and 1993

               Statements of Partners' Capital for the Years Ended December 31,
                1995, 1994 and 1993

               Statements of Cash Flows for the Years Ended December 31, 1995,
                1994 and 1993

               Notes to Financial Statements

          2.   Financial Statement Schedules

               Schedule III - Real Estate and Accumulated Depreciation

          All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and, therefore, have been omitted.

          3.   Listing of Exhibits

               3.1 Agreement of Limited Partnership dated as of November 25, 1985, amended as of September 15, 1986, filed as Exhibit 3A to Amendment No. 1 to the Partnership's Registration Statement on Form S-11 as filed on July 22, 1986, incorporated herein by reference.

               3.2 Amendments to Amended Agreement of Limited Partnership dated as of June 16, 1987, included as part of Supplement dated September 25, 1987, filed under Rule 424(b)(3), incorporated herein by reference.

               3.3 Amendment to Amended Agreement of Limited Partnership dated as of February 8, 1993, filed as Exhibit 3.3 to the Partnership's 10-K for the year ended December 31, 1992, and incorporated herein by reference.

               3.4 Amendment to Amended Agreement of Limited Partnership dated as of May 26, 1993, filed as Exhibit 3.4 to the Partnership's 10-K for the year ended December 31, 1993, and incorporated herein by reference.

               3.5 Amendment to Amended Agreement of Limited Partnership dated as of June 30, 1994, files as Exhibit 3.5 to the Partnership's 10-K for the year ended December 31, 1994, and incorporated herein by reference.

               10.0 Permanent Manager Agreement filed as an exhibit to the
                    Current Report on Form 8-K dated January 22, 1993, incorporated herein by reference.

               28.0 Correspondence to the Limited Partners dated February 15,
                    1996 regarding the Fourth Quarter 1995 distributions.

     (b)  Report on Form 8-K:

          The Registrant filed no reports on Form 8-K during the fourth quarter of fiscal year 1995.

                 DIVALL INSURED INCOME FUND LIMITED PARTNERSHIP
            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1995

                                                         Initial cost to Partnership
                                                     ---------------------------------

                                                                                                     Costs
                                                                             Building             capitalized
                                                                               and                 subsequent
        Property                  Encumbrances          Land               Improvements         to acquisitions
---------------------------------------------------------------------------------------------------------------
Colorado Springs, Colorado          $        -        $  356,549          $         -              $      -
Beaver Dam, Wisconsin                  258,589           126,854              452,445                80,000
Hopkins, Minnesota                     296,939           195,755              479,295               120,000
Dallas, Texas                                -           797,952              510,201                     -
Arlington, Texas                             -         1,002,707              471,862                     -
Dallas, Texas                                -           729,406              528,190                     -
Des Moines, Iowa                             -           197,667              367,809                     -
Eau Claire, Wisconsin                        -           250,255              792,475                     -
Chicago, Illinois                            -           151,670              427,625                     -
Chicago, Illinois                            -           164,941              445,952                     -
Chicago, Illinois                            -           176,948              455,010                     -
Chicago, Illinois                            -            97,743              513,150                     -
Chicago, Illinois                            -           133,764              340,204                     -
Chicago, Illinois                            -            90,581              346,524                     -
Chicago, Illinois                            -            95,847              388,654                     -
Grand Forks, North Dakota                    -           246,200              738,601                     -
Peoria, Arizona                               (1)        338,887              688,044                78,995
Glendale, Arizona                             (1)        400,503              626,428                78,995
Mesa, Arizona                                 (1)        412,879              638,278                     -
Scottsdale, Arizona                           (1)        339,151              712,006                     -
Fond Du Lac, Wisconsin                       -           270,267              756,664                     -
Chicago, Illinois (2)                        -           197,277              708,529                     -
Dallas, Texas                          600,000           844,718              524,525                     -
                                    ---------------------------------------------------------------------------
                                    $1,155,528        $7,618,521          $11,912,471              $357,990
                                    ===========================================================================

                                                  Gross amount at which
                                                carried at end of year (A)
                                    ----------------------------------------------
                                                         Building
                                                           and                                   Accumulated
        Property                         Land          Improvements          Total               depreciation
---------------------------------------------------------------------------------------------------------------
Colorado Springs, Colorado         $  250,000         $     -          $   250,000                 $     -
Beaver Dam, Wisconsin                 126,854             532,445          659,299                    166,038
Hopkins, Minnesota                    195,755             599,295          795,050                    155,777
Dallas, Texas                         797,952             510,201        1,308,153                    173,384
Arlington, Texas                    1,002,707             471,862        1,474,569                    160,355
Dallas, Texas                         729,406             528,190        1,257,596                    173,306
Des Moines, Iowa                      197,667             367,809          565,476                    109,710
Eau Claire, Wisconsin                 250,255             792,475        1,042,730                    256,923
Chicago, Illinois                     151,670             427,625          579,295                    136,964
Chicago, Illinois                     164,941             445,952          610,893                    142,834
Chicago, Illinois                     176,948             455,010          631,958                    145,736
Chicago, Illinois                      97,743             513,150          610,893                    164,357
Chicago, Illinois                     133,764             340,204          473,968                    108,964
Chicago, Illinois                      90,581             346,524          437,105                    110,988
Chicago, Illinois                      95,847             388,654          484,501                    124,483
Grand Forks, North Dakota             246,200             738,601          984,801                    233,677
Peoria, Arizona                       338,887             767,039        1,105,926                    241,384
Glendale, Arizona                     400,503             705,423        1,105,926                    221,890
Mesa, Arizona                         389,758             638,278        1,028,036                    194,437
Scottsdale, Arizona                   339,151             712,006        1,051,157                    216,896
Fond Du Lac, Wisconsin                270,267             756,664        1,026,931                    230,500
Chicago, Illinois (2)                  66,499             508,593          575,092                    205,386
Dallas, Texas                         844,718             524,525        1,369,243                    159,785
                                   ----------------------------------------------------------------------------
                                   $7,358,073         $12,070,525      $19,428,598                 $3,833,774
                                   ============================================================================


                                                                                            Life on which
                                                                                           depreciation in
                                                                                                latest
                                                                                             statement of
                                                                                             operations is
                                                  Date of                 Date                 computed
                                                construction            acquired                (years)
---------------------------------------------------------------------------------------------------------------
Colorado Springs, Colorado                          -                    1/31/87                  31.5
Beaver Dam, Wisconsin                             1986                   3/27/87                  31.5
Hopkins, Minnesota                                1985                   6/30/87                  31.5
Dallas, Texas                                     1987                    7/8/87                  31.5
Arlington, Texas                                  1987                    1/8/87                  31.5
Dallas, Texas                                     1987                   9/28/87                  31.5
Des Moines, Iowa                                  1986                   10/8/87                  31.5
Eau Claire, Wisconsin                             1986                  10/27/87                  31.5
Chicago, Illinois                                 1982                   12/1/87                  31.5
Chicago, Illinois                                 1986                   12/1/87                  31.5
Chicago, Illinois                                 1982                   12/1/87                  31.5
Chicago, Illinois                                 1993                   12/1/87                  31.5
Chicago, Illinois                                 1980                   12/1/87                  31.5
Chicago, Illinois                                 1985                   12/1/87                  31.5
Chicago, Illinois                                 1985                   12/1/87                  31.5
Grand Forks, North Dakota                         1984                  12/23/87                  31.5
Peoria, Arizona                                   1984                  12/24/87                  31.5
Glendale, Arizona                                 1984                  12/24/87                  31.5
Mesa, Arizona                                     1985                   3/18/88                  31.5
Scottsdale, Arizona                               1985                   3/18/88                  31.5
Fond Du Lac, Wisconsin                            1981                   3/24/88                  31.5
Chicago, Illinois (2)                             1987                   4/15/88                  31.5
Dallas, Texas                                     1987                   3/25/88                  31.5

(1) These properties also serve as collateral on the $600,000 Dallas, Texas encumbrance.
(2) This property is currently vacant, and was written down to its estimated net realizable value of $480,000 at December 31, 1994.
(A) Represents aggregate costs for federal income tax purposes.
(B) Reconciliation of "Real Estate and Accumulated Depreciation":

                                Year ended          Year ended                                   Year ended          Year ended
Investments in Real Estate   December 31, 1995  December 31, 1994   Accumulated Depreciation  December 31, 1995  December 31, 1994
-----------------------------------------------------------------   --------------------------------------------------------------
Balance at beginning of                                             Balance at beginning of
 year                              $19,428,598        $21,732,677    year                            $3,486,027         $3,382,280
Additions due to                                                    Additions charged to costs
 additions/improv.                           0                  0   and expenses                        347,747            385,616

Deletions due to real                                               Deletions due to real
 estate sold                                 0         (1,973,365)   estate sold                              0           (281,869)
Property write-down                          0           (330,714)
                                   ------------------------------                                    -----------------------------

Balance at end of year             $19,428,598        $19,428,598   Balance at end of year           $3,833,774         $3,486,027
                                   ==============================                                    =============================

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIVALL INSURED INCOME FUND LIMITED PARTNERSHIP

By:    The Provo Group, Inc., General Partner



By:    /s/Bruce A. Provo
       -------------------------------------------
       Bruce A. Provo, President


Date:  March 29, 1996


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:    The Provo Group, Inc., General Partner



By:    /s/Bruce A. Provo
       -------------------------------------------
       Bruce A. Provo, President


Date:  March 29, 1996



By:    /s/Kristin J. Atkinson
       -------------------------------------------
       Kristin J. Atkinson
       Vice President - Finance and Administration


Date:  March 29, 1996