Form 10-K405/A
period 1995-12-31
DIVALL INSURED INCOME FUND LTD PARTNERSHIP
filed 1996-04-25
CIK 786974

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

BACKGROUND
- ----------

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

RECENT DEVELOPMENTS
- -------------------

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

THE PERMANENT MANAGER AGREEMENT
- -------------------------------

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

ADVISORY BOARD
- --------------

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

RESTORATION PLAN
- ----------------

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

At December 31, 1995, the Partnership owned the following restaurant Properties:

                                                                                                           Lease
 Acquisi-          Property Name &                                          Purchase      Rental Per     Expiration     Renewal
tion Date              Address                        Lessee                Price (1)       Annum           Date        Options
- ---------     ------------------------      --------------------------     ----------     ----------     ----------     -------
03/27/87      Denny's                       L&H Restaurants, Inc.          $  849,299      $ 66,000      03-31-2013       (3)
              827 Park Ave.
              Beaver Dam, WI

06/30/87      BW-3                          L&H Restaurants, Inc.(5)          985,050        66,000      01-15-2013       (3)
              502 N Blake Rd
              Hopkins, MN

10/08/87      Fazoli's                      Fazoli's Restaurants, Inc.        605,076(2)     45,504      05-29-2005       (3)
              3600 Merle Hay Rd
              Des Moines, IA

                                                                                                           Lease
 Acquisi-          Property Name &                                          Purchase      Rental Per     Expiration     Renewal
tion Date              Address                        Lessee                Price (1)       Annum           Date        Options
- ---------     ------------------------      --------------------------     ----------     ----------     ----------     -------
07/08/87      Taco Cabana                   TP Acquisition Corp.            1,308,153       108,000      06-30-2007       (4)
              4355 Camp Wisdom
              Dallas, TX

01/08/87      Taco Cabana                   TP Acquisition Corp.            1,474,569       108,000      06-30-2007       (4)
              1505 N Collins St.
              Arlington, TX

09/28/87      Taco Cabana                   TP Acquisition Corp.            1,257,596       108,000      06-30-2007       (4)
              12475 NW Hwy & Shiloh Rd
              Dallas, TX

10/27/87      Chi-Chi's Mexican             Chi Chi's, Inc.                 1,042,730       136,260      10-31-2007      None
              1030 Clairemont Ave.
              Eau Claire, WI

12/01/87      Popeye's Famous Chicken       Bysom Enterprises, Ltd.           610,893        81,420      10-31-2007      None
              7430 S Stoney Island Ave
              Chicago, IL

12/01/87      Popeye's Famous Chicken       Bysom Enterprises, Ltd.           579,295        77,280      10-31-2007      None
              300 E 35th St.
              Chicago, IL

12/01/87      Popeye's Famous Chicken       Bysom Enterprises, Ltd.           610,893        81,420      10-31-2007      None
              346 E 95th St.
              Chicago, IL

12/01/87      Popeye's Famous Chicken       Bysom Enterprises, Ltd.           484,501        64,620      09-30-2007      None
              111 W 75th St.
              Chicago, IL

12/01/87      Popeye's Famous Chicken       Bysom Enterprises, Ltd.           473,968        63,180      09-30-2007      None
              818 E 47th St.
              Chicago, IL

12/01/87      Popeye's Famous Chicken       Bysom Enterprises, Ltd.           631,958        84,180      10-31-2007      None
              8732 S Stoney Island Ave
              Chicago, IL

12/01/87      Popeye's Famous Chicken       Bysom Enterprises, Ltd.           437,105        58,260      09-30-2007      None
              5431 S Halsted
              Chicago, IL

12/23/87      Chi-Chi's Mexican             Chi Chi's, Inc.                   984,801       128,700      10-31-2007      None
              3000 32nd Ave, S
              Grand Forks, ND

                                                                                                           Lease
 Acquisi-          Property Name &                                          Purchase      Rental Per     Expiration     Renewal
tion Date              Address                        Lessee                Price (1)       Annum           Date        Options
- ---------     ------------------------      --------------------------     ----------     ----------     ----------     -------
12/24/87      Denny's                       Phoenix Foods, Inc.             1,174,670(2)    101,830      01-24-2010       (3)
              10614 N 43rd Ave
              Glendale, AZ

12/24/87      Denny's                       Phoenix Foods, Inc.             1,164,707(2)     99,464      01-24-2010       (3)
              87th and Grand Ave
              Peoria, AZ

03/18/88      Denny's                       JML Foods, Inc.                 1,091,710(2)    109,351      11-06-2010       (3)
              7605 E McDowell
              Scottsdale, AZ

03/18/88      Denny's                       TCB Management                  1,067,254(2)    103,207      11-25-2010       (3)
              1231 W Baseline
              Mesa, AZ

03/24/88      Hardee's                      Terratron, Inc.                 1,026,931       129,780(6)   03-31-2008      None
              838 E Johnson St
              Fond du Lac, WI

03/25/88      Taco Cabana                   TP Acquisition Corp.            1,369,243       108,000      06-30-2007       (4)
              1827 Greenville Ave
              Dallas, TX

04/15/88      Vacant                                                          905,807             0             ---       ---
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

ITEM 6.  SELECTED FINANCIAL DATA

                 DIVALL INSURED INCOME FUND LIMITED PARTNERSHIP
                       (a Wisconsin limited partnership)

                    December 31, 1995, 1994, 1993, and 1992
                 (not covered by Independent Auditors' Report)

- --------------------------------------------------------------------
                      1995         1994         1993         1992
- --------------------------------------------------------------------
Total
 Revenue          $ 2,047,636  $ 2,767,500  $ 2,689,405  $ 2,554,921
- --------------------------------------------------------------------
Net Income
                    1,065,084    1,059,888      872,828      457,119
- --------------------------------------------------------------------
Net Income
 per
 Limited
 Partner
 Interest               42.18        41.97        34.64        16.46
- --------------------------------------------------------------------
Total Assets
                   17,593,806   18,295,553   20,482,154   20,963,059
- --------------------------------------------------------------------
Total
 Partners'
 Capital           15,842,643   16,571,183   17,055,050   17,926,985
- --------------------------------------------------------------------
Cash
 Distributions
 per Limited
 Partnership
 Interest               71.60        61.60        69.90        67.17
- --------------------------------------------------------------------

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

               27.0 Financial Data Schedule for the years ended December 31,
                    1995 and 1994.

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

                 DIVALL INSURED INCOME FUND LIMITED PARTNERSHIP
            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1995

                                                         Initial cost to Partnership
                                                     ---------------------------------

                                                                                                     Costs
                                                                             Building             capitalized
                                                                               and                 subsequent
        Property                  Encumbrances          Land               Improvements         to acquisitions
- ---------------------------------------------------------------------------------------------------------------
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
                                    ===========================================================================

                                                  Gross amount at which
                                                carried at end of year (A)
                                    ----------------------------------------------
                                                         Building
                                                           and                                   Accumulated
        Property                         Land          Improvements          Total               depreciation
- ---------------------------------------------------------------------------------------------------------------
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
                                                                                                latest
                                                                                             statement of
                                                                                             operations is
                                                  Date of                 Date                 computed
                                                construction            acquired                (years)
- ---------------------------------------------------------------------------------------------------------------
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

(1) These properties also serve as collateral on the $600,000 Dallas, Texas encumbrance.
(2) This property is currently vacant, and was written down to its estimated net realizable value of $480,000 at December 31, 1994.
(A) Represents aggregate costs for federal income tax purposes.
(B) Reconciliation of "Real Estate and Accumulated Depreciation":

                                Year ended          Year ended                                   Year ended          Year ended
Investments in Real Estate   December 31, 1995  December 31, 1994   Accumulated Depreciation  December 31, 1995  December 31, 1994
- -----------------------------------------------------------------   --------------------------------------------------------------
Balance at beginning of                                             Balance at beginning of
 year                              $19,428,598        $21,732,677    year                            $3,486,027         $3,382,280
Additions due to                                                    Additions charged to costs
 additions/improv.                           0                  0   and expenses                        347,747            385,616

Deletions due to real                                               Deletions due to real
 estate sold                                 0         (1,973,365)   estate sold                              0           (281,869)
Property write-down                          0           (330,714)
                                   ------------------------------                                    -----------------------------

Balance at end of year             $19,428,598        $19,428,598   Balance at end of year           $3,833,774         $3,486,027
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