Form 10-Q
period 1996-03-31
DIVALL INSURED INCOME FUND LTD PARTNERSHIP
filed 1996-05-14
CIK 786974

                                   FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended     March 31, 1996
                                    -----------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________________ to____________________

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

     Securities registered pursuant to Section 12(g) of the Act: Limited Partnership Interests

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes     X     No
                                         ---------    ---------

                         PART I - FINANCIAL INFORMATION
                         Item 1.  Financial Statements

                 DIVALL INSURED INCOME FUND LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                      March 31, 1996 and December 31, 1995
                      ------------------------------------

                                     ASSETS

                                                               (Unaudited)
                                                                 March 31,              December 31,
                                                                  1996                     1995
                                                               -----------              -----------
INVESTMENT PROPERTIES AND EQUIPMENT: (NOTES 3 AND 6)
      Land                                                     $ 7,358,073              $ 7,358,073
      Buildings and improvements                                12,070,525               12,070,525
      Equipment                                                    246,896                  246,896
      Accumulated depreciation                                  (4,166,616)              (4,078,904)
                                                               -----------              -----------

          Net investment properties and equipment               15,508,878               15,596,590
                                                               -----------              -----------

NET INVESTMENT IN DIRECT FINANCING LEASES: (NOTE 8)                243,738                  256,359
                                                               -----------              -----------

OTHER ASSETS:
      Cash and cash equivalents                                  1,003,740                  815,512
      Cash restricted for real estate taxes                          2,073                   28,218
      Cash held in Indemnification Trust (NOTE 11)                 273,931                  270,488
      Restoration escrow account                                   282,736                        0
      Rents and other receivables (net of allowance of
        $10,184 in 1996 and $182,039 in 1995)                       71,239                   74,939
      Deferred rent receivable                                     127,830                  123,900
      Due from affiliated partnerships (NOTE 12)                         0                  105,833
      Due from current General Partner                                   0                    1,754
      Prepaid insurance                                              8,579                    6,795
      Unsecured notes receivable from lessees (net of
        allowance of $19,500 in 1996)                                    0                        0
      Deferred charges (net of accumulated amortization
        of $56,409 in 1996 and $55,343 in 1995)                     18,778                   19,844
                                                               -----------              -----------

          Total other assets                                     1,788,906                1,447,283
                                                               -----------              -----------

DUE FROM FORMER AFFILIATES: (NOTE 2)
      Due from former general partner affiliates                   629,518                1,123,625
      Allowance for uncollectible amounts due from
        former affiliates                                         (629,518)                (830,051)
      Restoration cost receivable                                1,138,935                  907,774
      Allowance for uncollectible restoration receivable        (1,138,935)                (907,774)
                                                               -----------              -----------

          Due from former affiliates, net                                0                  293,574
                                                               -----------              -----------

          Total assets                                         $17,541,522              $17,593,806
                                                               ===========              ===========

       The accompanying notes are an integral part of these statements.

                 DIVALL INSURED INCOME FUND LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                      MARCH 31, 1996 AND DECEMBER 31, 1995
                      ------------------------------------

                       LIABILITIES AND PARTNERS' CAPITAL

                                                                (Unaudited)
                                                                 March 31,               December 31,
                                                                   1996                      1995
                                                               ------------              ------------
LIABILITIES:
      Mortgage notes payable (NOTE 6)                          $  1,142,304              $  1,145,564
      Accounts payable and accrued expenses                          62,294                   118,039
      Payable to tenant                                              96,000                    96,000
      Due to current General Partner                                  1,461                       959
      Accrued interest payable                                      186,580                   173,527
      Security deposits                                             125,410                   125,410
      Real estate taxes payable                                      70,962                    87,877
      Unearned rental income                                              0                     3,787
                                                               ------------              ------------

          Total liabilities                                       1,685,011                 1,751,163
                                                               ------------              ------------

CONTINGENT LIABILITIES: (NOTES 10 AND 14)

PARTNERS' CAPITAL: (NOTES 1, 4 AND 14)
      Former general partners -
        Capital contributions                                           100                       100
        Cumulative net income                                       789,806                   789,806
        Cumulative cash distributions                                     0                         0
        Reallocation of former general partners'
          capital to Limited Partners                              (789,906)                 (789,906)
                                                               ------------              ------------
                                                                          0                         0
                                                               ------------              ------------

      Current General Partner -
        Cumulative net income                                        33,834                    30,181
        Cumulative cash distributions                               (13,603)                  (12,142)
                                                               ------------              ------------

                                                                     20,231                    18,039
                                                               ------------              ------------

      Limited Partners (25,000 interests outstanding) -
        Capital contributions, net of offering costs             22,270,578                22,270,578
        Cumulative net income                                    10,507,537                10,145,861
        Cumulative cash distributions                           (17,731,741)              (17,381,741)
        Reallocation of former
          general partners' capital                                 789,906                   789,906
                                                               ------------              ------------

                                                                 15,836,280                15,824,604
                                                               ------------              ------------

          Total partners' capital                                15,856,511                15,842,643
                                                               ------------              ------------

          Total liabilities and partners' capital              $ 17,541,522              $ 17,593,806
                                                               ============              ============

       The accompanying notes are an integral part of these statements.

                 DIVALL INSURED INCOME FUND LIMITED PARTNERSHIP

                              STATEMENTS OF INCOME

                                  (UNAUDITED)
                                  -----------

                                                          Three Months Ended March 31,
                                                          ----------------------------
                                                             1996              1995
                                                           --------          ---------
REVENUES:
      Rental income                                        $520,168           $490,815
      Interest income on direct financing leases              6,310              7,507
      Interest income                                         9,498              9,585
      Other income                                              594              1,127
      Recovery of amounts previously written off            200,533                  0
                                                           --------           --------

                                                            737,103            509,034
                                                           --------           --------
EXPENSES:
      Partnership management fees                            22,356             21,626
      Restoration fees                                        8,270                135
      Insurance                                               4,499              5,556
      General and administrative                             13,121             14,304
      Interest                                               27,209             27,371
      Expenses incurred due to default by lessee              2,987                967
      Professional services                                  21,063             39,959
      Professional services related to investigation        179,279             11,608
      Advisory board fees and expenses                        4,212              4,133
      Depreciation                                           87,714             95,163
      Amortization                                            1,065                662
                                                           --------           --------

                                                            371,775            221,484
                                                           --------           --------

NET INCOME                                                 $365,328           $287,550
                                                           ========           ========
NET INCOME - CURRENT GENERAL PARTNER                       $  3,653           $  2,876
NET INCOME - LIMITED PARTNERS                               361,675            284,674
                                                           --------           --------

                                                           $365,328           $287,550
                                                           ========           ========
NET INCOME PER LIMITED PARTNERSHIP INTEREST,
      based on 25,000 interests outstanding                  $14.47             $11.39
                                                             ======             ======

       The accompanying notes are an integral part of these statements.

                 DIVALL INSURED INCOME FUND LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)
                                  -----------

                                                                               Three Months Ended March 31,
                                                                              ------------------------------
                                                                                  1996              1995
                                                                               ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                               $  365,328        $  287,550
      Adjustments to reconcile net income to net
        cash provided by operating activities -
          Depreciation and amortization                                            88,779            95,825
          Recovery of amounts previously written off                             (200,533)                0
          Interest applied to Indemnification Trust Account                        (3,443)           (4,024)
          Increase/(Decrease) in unearned rental income                            (3,787)           24,000
          (Increase)/Decrease in rents and other receivables                        5,454           (53,822)
          (Increase) in deferred rent receivable                                   (3,930)           (3,969)
          (Deposits)/Withdrawals for payment of real estate taxes                  26,145           (49,495)
          (Increase) in prepaid expenses                                           (1,784)           (2,670)
          (Decrease) in accounts
            payable and accrued expenses                                          (55,745)           (5,069)
          (Decrease) in payable to tenant                                               0          (144,000)
          Increase/(Decrease) in due to current General Partner                       502              (523)
          Increase in accrued interest payable                                     13,053            12,945
          (Decrease) in real estate taxes payable                                 (16,915)          (76,542)
                                                                               ----------        ----------

              Net cash provided from operating activities                         213,124            80,206
                                                                               ----------        ----------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
      Deposit to Indemnification Trust cash account                                     0           (60,000)
      Payments from affiliated partnerships                                       105,833             7,082
      Recoveries from former affiliates                                           494,107             3,382
      Deposits to restoration escrow account                                     (282,736)                0
      Principal payments received on direct financing leases                       12,621            11,424
      Principal receipts on notes receivable                                            0             3,026
                                                                               ----------        ----------

              Net cash provided by (used in) investing activities                 329,825           (35,086)
                                                                               ----------        ----------

CASH FLOWS (USED IN) FINANCING ACTIVITIES:
     Principal payments on mortgage notes                                          (3,260)           (1,848)
     Cash distributions to Limited Partners                                      (350,000)         (675,000)
     Cash distributions to current General Partner                                 (1,461)           (1,150)
                                                                               ----------        ----------

              Net cash (used in) financing activities                            (354,721)         (677,998)
                                                                               ----------        ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              188,228          (632,878)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  815,512         1,169,554
                                                                               ----------        ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $1,003,740        $  536,676
                                                                               ==========        ==========
SUPPLEMENTAL DISCLOSURE--cash paid for interest                                $   14,156        $   14,426
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

The Partnership is currently engaged in the business of owning and operating its investment portfolio (the "Properties") of commercial real estate and recovering the assets misappropriated by the former general partners and/or their affiliates. The Properties are leased on a triple net basis to, and operated by, franchisors or franchisees of national, regional and local retail chains under long-term leases. The lessees consist of fast-food, family style, and casual/theme restaurants. At March 31, 1996, the Partnership owned 22 properties and a parcel of undeveloped land.

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities (and disclosure of contingent assets and liabilites) at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

The Partnership will be dissolved on November 30, 2010, or earlier upon the prior occurrence of any of the following events: (a) the disposition of all properties of the Partnership; (b) the written determination by the General Partner that the Partnership's assets may constitute "plan assets" for the purposes of ERISA; (c) the agreement of Limited Partners owning a majority of the outstanding interests to dissolve the Partnership; or (d) the bankruptcy or termination of the existing General Partner, unless an additional General Partner is previously elected by a majority in interest of the Limited Partners.

     No provision for Federal income taxes has been made, as any liability for such taxes would be that of the individual partners rather than the Partnership. At December 31, 1995, the tax basis of the Partnership's assets exceeded the amounts reported in the accompanying financial statements by approximately $4,000,000.

     2.   REGULATORY INVESTIGATION:
          -------------------------

     A preliminary investigation during 1992 by the Office of the Commissioner of Securities for the State of Wisconsin and the Securities and Exchange Commission (the "Investigation"), revealed that during at least the four years ended December 31, 1992, two of the former general partners of the Partnership, Gary J. DiVall ("DiVall") and Paul E. Magnuson ("Magnuson") had transferred substantial cash assets of the Partnership and two affiliated publicly registered partnerships, DiVall Insured Income Properties 2 Limited Partnership ("DiVall 2") and DiVall Income Properties 3 Limited Partnership ("DiVall 3") (collectively the "Partnerships") to various other entities previously sponsored by or otherwise affiliated with DiVall and Magnuson. The unauthorized transfers were in violation of the respective Partnership Agreements and resulted in part, from material weaknesses in the internal control system of the Partnerships. The aggregate amount of the misappropriation, related costs, and 9% interest accrued since January 1, 1993, is in excess of $13,700,000, of which approximately $1,768,000 has been attributed to the Partnership and is reflected as due from former affiliates on the balance sheet at March 31, 1996. The 9% interest accrued as of March 31, 1996, amounted to approximately $495,000 and is not reflected in the accompanying income statement. As of December 31, 1995, $2,031,000 was reflected as due from former affiliates based on the estimated overall misappropriation and related costs of $15,700,000. Permanent Manager Agreement ("PMA") savings, representing cost savings to the Partnerships as a result of the implementation of the PMA, are not credited against the due from former affiliates account on the financial statements of the Partnerships.

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

     The current General Partner is vigorously pursuing recovery of the misappropriated funds from the various sources and initially estimated an aggregate recovery of $3 million for the Partnerships, of which approximately $400,000 was allocated to the Partnership. As such, an allowance has been established against amounts due from former general partner affiliates reflecting the current General Partner's best estimate of probable loss from misappropriated amounts. This allowance has been allocated among the Partnerships based on each Partnership's pro rata share of the total misappropriation. The amount of the allowance recorded by the Partnership was reduced by approximately $200,000 at March 31, 1996, as a result of recoveries in excess of those estimates. Pending the resolution of all sources of potential recovery, it is not possible to determine the actual amount that will ultimately be recovered. The ultimate recovery will likely be for an amount different than the current estimate.

     As mentioned above, material weaknesses were identified in the Partnership's internal control structure. The internal control structure was not adequate to assure that all transactions of the Partnership were properly recorded and reflected in the books and records and financial statements of the Partnership. Significant transactions affecting the Partnership were apparently initiated by DiVall and Magnuson during at least the four years ended December 31, 1992, which initially either were not recorded on the books and records of the Partnership or were improperly recorded and characterized. Such transactions included unsupported disbursements or improper disbursements under the terms of the Partnership Agreement and the encumbrance of Partnership assets. All transactions identified during the Regulatory Investigation and concurrent reviews have been reflected in the Partnership's financial statements as of March 31,

     1996. Because of the significance of the weaknesses in the internal control structure, there could be no certainty that all improper and unsupported transactions were identified and recorded and reflected in the Partnership's financial statements as of December 31, 1992. Accordingly, the Partnership's auditors were unable to render an opinion on the financial statements for the year ended December 31, 1992. Financial statements for prior periods, including 1991 and certain prior years and quarterly reports as of September 30, 1992, and certain prior quarters, do not properly reflect such transactions, but have not been restated due to the impracticality and uncertainty in attempting to make such restatements. Correspondingly, management elected to record currently certain immaterial errors discovered during 1993, which related to prior periods, to assure effective disclosure of amounts which have otherwise been deemed immaterial in relation to partners' capital.

     3.   INVESTMENT PROPERTIES:
          ----------------------

     As of March 31, 1996, the Partnership owned 22 fully constructed fast-food restaurants and a parcel of undeveloped land. The restaurants are comprised of the following: two (2) Chi Chi's Mexican restaurants, four (4) Taco Cabana restaurants, five (5) Denny's restaurants, seven (7) Popeye's Famous Fried Chicken restaurants, one (1) Hardee's restaurant, one (1) BW-3 restaurant, one (1) Fazoli's restaurant, and one (1) former Porterhouse restaurant. The 22 properties are located in seven (7) states.

     The undeveloped land is located in Colorado Springs, Colorado, and was originally purchased in contemplation of constructing and leasing a Rocky Rococo's restaurant. The land was purchased from a former affiliate of the Partnership in 1987. As part of the purchase, the former affiliate agreed to reimburse the Partnership for any costs to carry the property while the land remained unimproved and nonearning. The construction never commenced and the former affiliate has not fully reimbursed the Partnership for its costs. The unreimbursed costs include guaranteed monthly rent, real estate taxes, insurance, and additional items required to maintain the property. At March 31, 1996 and December 31, 1995, these costs totalled approximately $232,000 and $220,000, respectively, and are not reflected in the Partnership's financial statements. Management is currently attempting to sell the undeveloped parcel. The land was originally purchased for $356,549 and has an adjusted carrying value at March 31, 1996, of $250,000 which approximates the estimated net realizable value.

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

     The Partnership's investment properties had been managed by an affiliate of the former general partners pursuant to a management agreement which provided for a fee equal to 1% of gross receipts amounting to approximately $3,700 through February 28, 1993. In addition, the former general partner affiliate was entitled to receive reimbursements of general and administrative costs, either direct or indirect, amounting to approximately $26,000 through February 28, 1993. As a result of the Investigation, the Partnership engaged a third party as Interim Manager in October 1992. The Interim Manager received approximately $28,000 through February 28, 1993, for management services. Subsequent to the appointment of the Permanent Manager, effective February 8, 1993, these services were being provided by the Permanent Manager for an overall fee equal to 4% of the gross receipts, with a maximum reimbursement for the office rent and related office overhead of $25,000 between the three affiliated Partnerships as provided in the Permanent Manager Agreement ("PMA"). On May 26, 1993, the Permanent Manager, TPG, replaced the former general partners as the new General Partner as provided for in an amendment to the Partnership Agreement dated May 26, 1993. Pursuant to amendments to the Partnership Agreement, TPG continues to provide management services for the same fee structure as provided in the PMA mentioned above. Effective March 1, 1996, the minimum management fee and the maximum reimbursement for office rent and overhead increased by 2.8%, representing the allowable annual Consumer Price Index adjustment per the PMA. For purposes of computing the 4% overall fee, gross receipts includes amounts recovered in connection with the misappropriation of assets by the former general partners and their affiliates. TPG has received fees from the Partnership totaling $3,689 to date on the amounts recovered, which has been offset against the 4% minimum fee.

     Several of the Partnership's property leases contain purchase option provisions with stated purchase prices in excess of the original cost of the properties. The current General Partner is unaware of any unfavorable purchase options in relation to original cost.


     4.   PARTNERSHIP AGREEMENT:
          ----------------------

     The Partnership Agreement, prior to an amendment effective May 26, 1993, provided that, for financial reporting and income tax purposes, net profits or losses from operations were allocated 90% to the Limited Partners and 10% to the General Partners. The Partnership Agreement also provided for quarterly cash distributions from Net Cash Receipts, as defined, within 60 days after the last day of the first full calendar quarter following the date of release of the subscription funds from escrow and each calendar quarter thereafter, in which such funds were available for distribution with respect to such quarter. Such distributions were to be made 90% to Limited Partners and 10% to the former general partners, provided, however, that quarterly distributions would be cumulative and were not to be made to the former general partners unless and until each Limited Partner had received a distribution from Net Cash Receipts, as defined, in an amount equal to 10.5% per annum, cumulative simple return on his or her Adjusted Original Capital, as defined, from the Return Calculation Date, as defined.

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

6.   MORTGAGE NOTES PAYABLE:
     -----------------------

At March 31, 1996, mortgage notes payable consist of the following:

             Outstanding
          Principal Balance   Interest Rate     Maturity Date
          -----------------  --------------    --------------

         a.        $290,787    prime + 2.5%    September 1997
         b.         251,517            9.5%    September 1997
         c.         600,000    prime + 2.0%       August 1992
                   --------
                 $1,142,304
                 ==========

     a. In September 1992, the Partnership entered into a promissory note agreement with Riverside Bank, Minnesota, in the amount of $310,000. The note bears interest at the referenced prime rate, as defined, plus 2.5%. Principal and interest are paid in monthly installments of $3,285 until September 1997, when all outstanding amounts are due. The note is secured by a mortgage on a BW-3 restaurant located in Hopkins, Minnesota, with a net book value at March 31, 1996 of $634,682. The proceeds of the note were used to convert a Rocky Rococo restaurant to a Denny's restaurant.

     b. In September 1992, the Partnership entered into a loan agreement with Bank One, Beaver Dam, Wisconsin, in the amount of $270,000. The loan bears interest at 9.5% and is payable in monthly installments of $2,520 through September 1997, with a lump-sum amount of $239,747 due at that time. The loan is secured by a mortgage on a Denny's restaurant located in Beaver Dam, Wisconsin, with a net book value at March 31, 1996, of $489,402. The proceeds of the loan were used to convert a Rocky Rococo restaurant to a Denny's restaurant.

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

         The proceeds of the note were not received by the Partnership and, accordingly, a corresponding amount due from former affiliates was recorded in 1992. As of March 31, 1996, the Partnership has not paid debt service on this note. Management met with representatives of the bank and disputed the obligation. The Partnership received a notice of default on this note in October 1993 and an action of foreclosure was filed in February 1994 on one of the Partnership's properties located in Dallas, Texas, with a net book value of $1,205,619 at March 31, 1996. See Note 13 for further discussion of litigation concerning this note. Interest in the amount of $187,000 was accrued, but unpaid, as of March 31, 1996. The interest accrual has been recorded at the face rate of the note. If the Partnership loses the dispute, additional interest amounting to approximately $204,000, representing the default interest, may be due and would be shared by the Partnership and its affiliated Partnerships.

         Scheduled maturities of all notes payable, with the exception of the $600,000 note payable mentioned above, are as follows:

                    Year ending
                    December 31,

                           1996      $   9,923
                           1997        532,381
                                     ---------

                                     $ 542,304
                                     =========


7.   TRANSACTIONS WITH CURRENT GENERAL PARTNER:
     ------------------------------------------

Amounts paid to the current General Partner for the quarters ended March 31, 1996 and 1995, are as follows.

                                            Incurred as of  Incurred as of
                                            March 31, 1996  March 31, 1995
                                            --------------  --------------
Current General Partner
- - -----------------------
Management fees                                    $22,356         $21,625
Restoration fees                                     8,270             135
Overhead allowance                                   1,863           1,813
Reimbursement for out-of-pocket expenses             2,620           2,183
Cash distribution                                    1,461           1,150
                                                   -------         -------
                                                   $36,570         $26,906
                                                   =======         =======
8.   NET INVESTMENT IN DIRECT FINANCING LEASES:
     ------------------------------------------

The net investment in direct financing leases which includes the Partnership's specialty leasehold improvement leases, is comprised of the following as of March 31, 1996:

     Minimum lease payments receivable               $ 295,467
     Less - Unearned income                            (51,729)
                                                     ---------
       Net investment in direct financing leases     $ 243,738
                                                     ==========

Scheduled future minimum lease payments are as follows:

                 Year ending
                 December 31,
                        1996          $ 56,790
                        1997            75,720
                        1998            75,720
                        1999            75,720
                        2000            11,517
                                      --------
                                      $295,467
                                      ========

9.   GENERAL AND ADMINISTRATIVE EXPENSES:
     ------------------------------------

For the quarters ended March 31, 1996 and 1995, general and administrative expenses incurred by the Partnership were as follows:

                        Three Months Ended March 31,
                        ----------------------------
                            1996           1995
                        -------------  -------------

Communication costs           $ 6,913        $ 7,607
Travel costs                      720            400
Overhead allowance              1,863          1,813
Income tax expense                  0          3,365
Other administration            3,625          1,119
                              -------        -------

                              $13,121        $14,304
                              =======        =======

10.  CONTINGENT LIABILITIES:
     ----------------------

According to the Partnership Agreement, as amended, the current General Partner may receive a disposition fee not to exceed 3% of the contract price of the sale of investment properties. Fifty percent (50%) of all such disposition fees earned by the current General Partner is to be escrowed until the aggregate amount of recovery for the funds misappropriated from the Partnerships by the former general partners is greater than $4,500,000. Upon reaching such recovery level, full disposition fees will thereafter be payable and fifty percent (50%) of the previously escrowed amounts will be paid to the current General Partner. At such time as the recovery exceeds $6,000,000 in the aggregate, the remaining escrowed disposition fees shall be paid to the current General Partner. If such levels of recovery are not achieved, the current General Partner will contribute the amounts escrowed towards the recovery. In lieu of an escrow, 50% of all such disposition fees have been paid directly to the restoration account and then distributed among the three Partnerships. After surpassing an aggregate recovery of $4,500,000 during March 1996, 50% of the previously escrowed amounts was paid back to the current General Partner. The remaining amount allocated to the Partnership may be owed to the current General Partner if the $6,000,000 recovery level is met. As of March 31, 1996, the Partnership may owe the current General Partner $5,189, which is currently reflected as a recovery, if the $6,000,000 recovery level is achieved.

11.  PMA INDEMNIFICATION TRUST:
     --------------------------

The Permanent Manager Agreement ("PMA") provides that the Permanent Manager will be indemnified from any claims or expenses arising out of or relating to the Permanent Manager serving in such capacity or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by the Permanent Manager. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership's creditors. An Indemnification Trust ("Trust") serving such purposes has been established at United Missouri Bank, N.A. The Trust has been fully funded with Partnership assets as of March 31, 1996. Funds are invested in U.S. Treasury securities. In addition, interest totaling $23,931 has been credited to the Trust as of March 31, 1996. The rights of the Permanent Manager to the Trust shall be terminated upon the earliest to occur of the following events: (i) the written release by the Permanent Manager of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against the Permanent Manager and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that the Permanent Manager shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

12.  RESTORATION TRUST ACCOUNT; EXPENSE ALLOCATIONS;
     -----------------------------------------------
     AND RELATED INTER-PARTNERSHIP RECEIVABLES:
     ------------------------------------------

Restoration costs represent expenses incurred by the Partnership in relation to the misappropriated assets by the former general partners and their affiliates. These costs are allocated among the Partnerships based on each partnership's respective share of the entire misappropriation, as currently quantified. The amount of misappropriation for each partnership is adjusted annually to reflect new discoveries and more accurate quantification of amounts based on the continuing investigation. Such adjustments will result in periodic adjustments to prior allocations of recovery costs to reflect updated information. Consequently, previous payments for restoration expenses may not be consistent with modified allocations. Based on modified allocations adjusted as of December 31, 1993, the Partnership was owed $295,053 from DiVall 3 for amounts paid on its behalf. Such amounts are reflected on the balance sheet as due from affiliated partnerships. During 1994, the Partnership made an additional adjustment increasing the amount due from DiVall 3 by $5,346. These amounts have been repaid in full as of March 31, 1996.

Recoveries realized by the Partnerships are being distributed to each respective partnership on the same basis as the restoration costs are currently being allocated. Any available recovery funds have been utilized first to satisfy amounts due other partnerships for amounts advanced under prior allocation methods. As of March 31, 1996, the Partnerships recovered a total of approximately $4,541,000 from the former general partners and their affiliates. Of this amount, the Partnership received its pro-rata share in the amount of $587,386. Additionally, $40,347, representing 25% of all disposition fees earned by the General Partner have been paid to the recovery. Of that amount, $5,189 was allocated to the Partnership and is contingently payable to the General Partner upon achievement of the final recovery level as described in
Note 10.

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

13.  LITIGATION:
     -----------

On March 16, 1993, the Partnership, along with DiVall 2 and DiVall 3, initiated a lawsuit against Ernst & Young LLP ("E & Y"), a certified public accounting firm, in the Circuit Court of Dane County, Wisconsin in connection with the audits of the Partnerships performed by E & Y for the years 1989, 1990 and 1991. The Complaint filed in said lawsuit alleges, among other things, that Defendant E & Y, was negligent in its audit work for the Partnerships by failing to exercise ordinary care and failing to adhere to professional standards in the following areas: reviewing, understanding, and auditing of compliance with the Partnership Agreements; evaluation of the adequacy of internal controls; identification of audit risks; selection and implementation of audit procedures to address audit risks; identification of related party transactions; compilation of sufficient evidential matters; resolution of improper transfers and allocations; disclosure of related party transactions; and exercise of appropriate audit skepticism. The Partnerships requested the payment of damages in the amount of $9,000,000, plus interest, attorneys fees and costs, and whatever additional relief the court deemed just and proper. The Partnerships hired legal counsel under a contingent fee arrangement to prosecute all of the Partnerships' claims. E & Y filed an Answer denying that it was negligent.

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

The trial of the case was scheduled to take place in Iowa County, Wisconsin, beginning on March 20, 1996. Shortly before trial the Partnerships reached a resolution of their claims against Quarles & Brady. A resolution of the claims against Ernst & Young was reached after opening statements. As a result of these settlements, net proceeds deposited in the partnership's restoration escrow account totaled approximately $283,000.

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

Plans of reorganization have been filed in some of the bankruptcies, and settlement agreements in many of the Private Partnerships have been reached. Settlements in sixteen (16) of the bankruptcies to date have resulted in cash payments to the Partnerships of a total of $537,000 and notes secured by subordinated mortgages in the aggregate amount of $625,000. The Partnership is continuing to vigorously defend its interests in the remaining bankruptcies.

On March 24, 1994, the Partnership filed a complaint in the United States District Court for the Western District of Missouri against Boatmen's First National Bank of Kansas City ("Boatmen's) seeking a declaratory judgment that Boatmen's has no right or interest in a promissory note executed in the name of the Partnership by the former general partners (the "Note") secured by mortgages on five Partnership properties, and further seeking an injunction against foreclosure proceedings instituted against a Partnership property located in Dallas, Texas, under a first deed of trust and security agreement given to secure the Note (the "Foreclosure"). As further described in Note 6, the former general partners borrowed $600,000 during or before 1991 from Metro North State Bank (the note is now held by Boatmen's). The proceeds of the Note were not received by the Partnership. As of March 31, 1996, the Partnership had not paid debt service on the Note. The Partnership received a notice of default on the Note in October 1993 and the Foreclosure Action was filed in February 1994. As of March 31, 1996, interest in the amount of $187,000 was accrued, but unpaid, on the Note. Boatmen's has agreed to stay its foreclosure proceedings. Boatmen's answered the complaint and filed a motion for summary judgment to which the Partnership responded. Boatmen's motion for summary judgment was granted by the District Court. The Partnership appealed the summary judgment to the United States Court of Appeals for the Eighth Circuit which overturned the ruling of the District Court. The case has been remanded back to the District Court for the completion of discovery and trial. Pursuant to the Restoration Trust Account procedures described in Note 12, all of the Partnerships are sharing the expenses of this litigation and any recoveries resulting effectively from the partial or full cancellation of the alleged indebtedness will be allocated among the three Partnerships on the same basis as the restoration costs are currently being allocated via appropriate payments by the Partnership to its affiliated Partnerships.

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

15. SUBSEQUENT EVENTS:
    ------------------

On May 15, 1996, the Partnership made distributions to the Limited Partners for the First Quarter of 1996 of $450,000 amounting to approximately $18.00 per limited partnership interest.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources:
- - --------------------------------

Investment Properties and Net Investment in Direct Financing Leases
- - -------------------------------------------------------------------

The investment properties, including equipment held by the Partnership at March 31, 1996, were originally purchased at a price, including acquisition costs, of approximately $20,136,000.

The Partnership is currently marketing for sale or lease the vacant land in Colorado Springs, Colorado and is pursuing a potential lease for the Porterhouse restaurant in Chicago, Illinois. Management will pursue all sale or leasing opportunities that may arise.

The net investment in direct financing leases, which includes the Partnership's specialty leasehold improvement leases, amounted to $244,000 at March 31, 1996, compared to $256,000 at December 31, 1995. The decrease of $12,000 was a result of principal payments received during the quarter.

Other Assets
- - ------------

Cash and cash equivalents, including cash restricted for real estate taxes held by the Partnership, were $1,006,000 at March 31, 1996, compared to $844,000 at December 31, 1995. The Partnership designated cash of $450,000 to fund the First Quarter 1996 distributions to Limited Partners, $425,000 for the payment of accounts payable and accrued expenses, and the remainder represents reserves deemed necessary to allow the Partnership to operate normally. Cash generated through the operations of the Partnership's investment properties, sales of investment properties, and any recoveries of misappropriated funds by the former general partners will provide the sources for future fund liquidity and Limited Partner distributions.

A Restoration Escrow account was established during the First Quarter of 1996, and $283,000, representing the net proceeds to the Partnership from the settlement of the litigation against the Partnerships' former accountants and attorneys, was deposited into the account. For information regarding the settlement, refer to PART II, Item 1 of this report.
The Partnership established an Indemnification Trust (the "Trust") during the Fourth Quarter of 1993 and deposited $100,000 in the Trust during 1993, $90,000 during 1994, and $60,000 during 1995. The provision to establish the Trust was included in the Permanent Manager Agreement for the indemnification of TPG, in the absence of fraud or gross negligence, from any claims or liabilities that may arise from TPG acting as Permanent Manager. The Trust is owned by the Partnership. For additional information regarding the Trust, refer to Note 11 to the financial statements.

Due From Affiliated Partnerships, Due From Former Affiliates, Allowance for
- - ---------------------------------------------------------------------------
Uncollectible Amounts Due From Former Affiliates, and Deferred Income
- - ----------------------------------------------------------------------

Due from former affiliates represented misappropriated assets due from the former general partners and their affiliates in the amount of $630,000 at March 31, 1996. The receivable decreased from December 31, 1995 due to $494,000 of recoveries received during the quarter from the former general partners and their affiliates, including amounts recovered from the Partnership's former accountants and attorneys.

The Partnership maintains a record of costs incurred in identifying or recovering the misappropriated assets. These amounts are expensed when incurred, and then, recorded on the balance sheet as a restoration cost receivable with a corresponding allowance for such receivable deemed uncollectible. These costs are considered due from the former general partners and their affiliates. Interest has been accrued on the misappropriated funds since January 1, 1993, at a rate of 9% per annum and has been included in the restoration cost receivable. The receivable increased from approximately $908,000 at December, 31, 1995, to $1,139,000 at March 31, 1996, and includes $495,000 of cumulative accrued interest.

The current General Partner is vigorously pursuing recovery of the misappropriated funds from the various sources and initially estimated an aggregate recovery of $3 million for the Partnerships, of which approximately $400,000 was allocated to the Partnership. As such, an allowance has been established against amounts due from the former general partners and their affiliates reflecting the current General Partner's original estimate of probable loss from misappropriated amounts. This allowance has been allocated among the Partnerships based on each Partnership's pro rata share of the total misappropriation. The amount of the allowance recorded by the Partnership was reduced by approximately $200,000 at March 31, 1996. The ultimate recovery may differ from the current estimate.

The restoration costs are allocated among the Partnerships based on each Partnership's respective share of the misappropriation as discussed in Note 12 to the financial statements. The allocation is adjusted periodically to reflect any changes in the entire misappropriation. The Partnership's percentage of the allocation was reduced in 1993. Consequently, the Partnership had been paying more than its pro rata share of the costs. Accordingly, the Partnership recorded a receivable at December 31, 1993, in the amount of $295,000, due from DiVall 3 with a corresponding reduction reflected in professional expenses relating to the Investigation, former general partner removal expenses, and interim fund manager fees and expenses. Recoveries allocated to DiVall 3 have been used to partially repay amounts owed to the Partnership. At December 31, 1995, the remaining amount due from DiVall 3 was $106,000. During March 1996, the remaining amount due was repaid by DiVall 3 from recoveries received.

As a result of the misappropriation and material weaknesses in the internal control structure of the Partnership prior to February 8, 1993, there can be no assurance that all transactions recorded by the Partnership prior to February 8, 1993, were appropriate transactions of the Partnership and properly reflected in the accompanying financial statements of the Partnership or that all transactions of the Partnership prior to February 8, 1993, including improper and unsupported transactions, have been identified and reflected in the accompanying financial statements of the Partnership as of March 31, 1996.

Liabilities
- - -----------

Mortgage notes payable decreased from $1,146,000 at December 31, 1995, to $1,142,000 at March 31, 1996, due to monthly principal payments made on the notes.

Accounts payable and accrued expenses at March 31, 1996, amounted to approximately $62,000. The majority of this balance represented accruals of legal and auditing fees.

Payable to tenant of $96,000 at March 31, 1996, represents a portion of the monthly payments received from a tenant which must be refunded to them, due to their not achieving specified sales goals. This amount will be credited against future rents during 1996.

Real estate taxes payable amounted to $71,000 at March 31, 1996, compared to $88,000 at December 31, 1995. The decrease is primarily a result of amounts accrued for 1995 taxes on vacant properties which were paid in 1996.

Partners' Capital
- - -----------------

Net income for the quarter was allocated between the General Partner and the Limited Partners, 1% and 99%, respectively, as provided in the Partnership Agreement and the Amendment to the Partnership Agreement, as discussed more fully in Note 4 of the financial statements. The former general partners' capital account balance was reallocated to the Limited Partners at December 31, 1993. Refer to Note 14 to the financial statements for additional information regarding the reallocation.

Cash distributions paid to the Limited Partners and to the General Partner during 1996 of $350,000 and $1,461, respectively, have also been made in accordance with the amended Partnership Agreement. The First Quarter 1996 distribution of $450,000 was paid to the Limited Partners on May 15, 1996.

Results of Operations:
- - ----------------------

Management believes that the financial results of the quarter are not indicative of "normal" Partnership operations. There are many events which occurred since the discovery of the misappropriations in 1992 which have had a negative impact on financial results. Some of these events will continue to have a negative impact on the Partnership in the future. However, the settlement of litigation against the Partnership's former accountants and attorneys should result in operating results going forward which more closely represent "normal" operations than what has been experienced during the past three years.

The Partnership reported net income for the quarter ended March 31, 1996, in the amount of $365,000 compared to $288,000 for the quarter ended March 31, 1995. Results for both periods were less than would be expected from "normal" operations, primarily because of costs associated with the misappropriation of assets by the former general partners and their affiliates, and modifications to leases. The costs related to the misappropriation increased significantly during 1996 as the lawsuit against the former general partner accountants and attorneys got closer to trial and due to the payment of contingent fees related to the settlement of the litigation.

     Revenues
     --------

     Total revenues were $737,000 and $509,000 for the quarters ended March 31, 1996 and 1995 respectively. Revenue for 1996 includes a $200,000 adjustment to the write-off of amounts due from the former general partners.

     Based on leases currently in place on the remaining owned properties, total revenues should approximate $2,000,000 annually or $500,000 quarterly. Future revenues may decrease with tenant defaults and/or sales of Partnership properties. They may also increase with additional rents due from tenants, if those tenants experience sales levels which require the payment of additional rent to the Partnership.

     Expenses
     --------

     For the quarters ended March 31, 1996 and 1995, cash expenses amounted to approximately 38% and 25% of total revenues, respectively. Total expenses, including non-cash items, amounted to approximately 50% and 44% of total revenues for the quarters ended March 31, 1996 and 1995. Items negatively impacting expenses include expenses incurred primarily in relation to the misappropriation of assets by the former general partners and their affiliates and interest expense.

     For the quarters ended March 31, 1996 and 1995, expenses incurred in relation to the misappropriated assets amounted to $179,000 and $12,000, respectively. Future expenses incurred in relation to the misappropriation should have only a minimal impact on the Partnership.

     As noted above, management believes the Partnership's operations have yet to stabilize to what could be considered normal, due to the negative impact of the costs related to the recovery of the misappropriated assets. However, these "recovery costs" should be minimized going forward.

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

                          PART II - OTHER INFORMATION

     Item 2.  Legal Proceedings

     On March 16, 1993, the Partnership, along with DiVall 2 and DiVall 3 initiated a lawsuit against Ernst & Young LLP ("E&Y"), a certified public accounting firm, in the Circuit Court of Dane County, Wisconsin, in connection with the audits of the Partnerships performed by E & Y for the years 1989, 1990 and 1991. The Complaint filed in said lawsuit alleges, among other things, that Defendant E & Y was negligent in its audit work for the Partnerships by failing to exercise ordinary care and failing to adhere to professional standards in the following areas: reviewing, understanding, and auditing of compliance in regards to the Partnership Agreements; evaluation of the adequacy of internal controls; identification of audit risks; selection and implementation of audit procedures to address audit risks; identification of related party transactions; compilation of sufficient evidential matters; resolution of improper transfers and allocations; disclosure of related party transactions; and exercise of appropriate audit skepticism. The Partnerships requested the payment of damages in the amount of $9,000,000, plus interest, attorneys fees and costs, and whatever additional relief the court deemed just and proper. The Partnerships have hired legal counsel under a contingent fee arrangement to prosecute all of the Partnerships' claims. E & Y filed an Answer denying that it was negligent.

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

The trial of the case was scheduled to take place in Iowa County, Wisconsin, beginning on March 20, 1996. Shortly before trial The Partnerships reached a resolution of their claims against Quarles & Brady. A resolution of the claims against Ernst & Young was reached after opening statements. As a result of these settlements, net proceeds deposited in the partnership's restoration escrow account totaled approximately $283,000.

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

Plans of reorganization have been filed in some of the bankruptcies, and settlement agreements in many of the Private Partnerships have been reached. Settlements in sixteen (16) of the bankruptcies to date have resulted in cash payments to the Partnerships of a total of $537,000 and notes secured by subordinated mortgages in the aggregate amount of $625,000. The Partnership is continuing to vigorously defend its interests in the remaining bankruptcies.

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

On March 24, 1994, the Partnership filed a complaint in the United States District Court for the Western District of Missouri against Boatmen's First National Bank of Kansas City ("Boatmen's") seeking a declaratory judgment that Boatmen's has no right or interest in a promissory note executed in the name of the Partnership by the former general partners (the "Note") secured by mortgages on five Partnership properties, and further seeking an injunction against foreclosure proceedings instituted against a Partnership property located in Dallas, Texas, under a first deed of trust and security agreement given to secure the Note (the "Foreclosure"). As further described in Note 6 to the Financial Statements included in Part I, Item 1 of this report, the former general partners borrowed $600,000 during or before 1991 from Metro North State Bank (the note is now held by Boatmen's). The proceeds of the Note were not received by the Partnership. As of March 31, 1996, the Partnership had not paid debt service on the Note. The Partnership received a notice of default on the
Note in October 1993, and the Foreclosure Action was filed in February 1994. As of March 31, 1996, interest in the amount of $187,000 had been accrued, but was unpaid on the Note. The interest accrual has been recorded at the face rate of the note. If the Partnership loses the dispute, additional interest amounting to approximately $204,000 representing the default interest, may be due. Boatmen's has agreed to stay its foreclosure proceedings. Boatmen's answered the complaint and filed a motion for summary judgment to which the Partnership responded. Boatmen's motion for summary judgment was granted by the District Court. The Partnership appealed the summary judgment to the United States Court of Appeals for the Eighth Circuit which overturned the ruling of the District Court. The case has been remanded back to the District Court for the completion of discovery and trial. Pursuant to the Restoration Trust Account procedures described in Note 12 to the Financial Statements, included in Part I, Item 1 of this report, all of the Partnerships are sharing the expenses of this litigation and any recoveries resulting effectively from the partial or full cancellation of the alleged indebtedness will be allocated among the three Partnerships on the same basis as the restoration costs are currently being allocated via appropriate payments by the Partnership to its affiliated Partnerships.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Listing of Exhibits:

     28.0 Correspondence to the Limited Partners dated May 15, 1996 regarding the First Quarter 1996 distribution.

(b)  Report on Form 8-K:

     The Registrant filed no reports on Form 8-K during the first quarter of fiscal year 1996.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIVALL INSURED INCOME FUND LIMITED PARTNERSHIP

By:  The Provo Group, Inc., General Partner



By:  __________________________________________________
     Bruce A. Provo, President


Date:  May 14, 1996



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:  The Provo Group, Inc., General Partner



By:  ____________________________________________________
     Bruce A. Provo, President


Date:  May 14, 1996



By:  _____________________________________________________
     Kristin J. Atkinson
     Vice President - Finance and Administration


Date:  May 14, 1996

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


Date:  May 14, 1996


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:  The Provo Group, Inc., General Partner



By:  /s/Bruce A. Provo
     -------------------------------------------------
     Bruce A. Provo, President


 Date:  May 14, 1996



By:  /s/Kristin J. Atkinson
     -------------------------------------------------
     Kristin J. Atkinson
     Vice President - Finance and Administration


Date:  May 14, 1996