Form 10-Q
period 1996-06-30
DIVALL INSURED INCOME FUND LTD PARTNERSHIP
filed 1996-08-13
CIK 786974

                                   FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended     June 30, 1996
                                    ------------------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to___________

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

     Securities registered pursuant to Section 12(g) of the Act: Limited Partnership Interests

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---    ---

                        PART I - FINANCIAL INFORMATION
                         Item 1.  Financial Statements

                DIVALL INSURED INCOME FUND LIMITED PARTNERSHIP
                                BALANCE SHEETS

                      June 30, 1996 and December 31, 1995
                      -----------------------------------

                                    ASSETS

                                                                     (Unaudited)
                                                                          June 30,    December 31,
                                                                           1996          1995
                                                                       ------------  -------------
INVESTMENT PROPERTIES AND EQUIPMENT:(NOTE 3 AND 6)
     Land                                                               $ 7,358,073    $ 7,358,073
     Buildings and improvements                                          12,070,525     12,070,525
     Equipment                                                              246,896        246,896
     Accumulated depreciation                                            (4,254,543)    (4,078,904)
                                                                        -----------    -----------
               Net investment properties and equipment                   15,420,951     15,596,590
                                                                        -----------    -----------

NET INVESTMENT IN DIRECT FINANCING LEASES:(NOTE 8)                          230,800        256,359
                                                                        -----------    -----------

OTHER ASSETS:
     Cash and cash equivalents                                            1,015,431        815,512
     Cash restricted for real estate taxes                                    3,461         28,218
     Cash held in Indemnification Trust(NOTE 11)                            277,409        270,488
     Restoration escrow account                                             285,926              0
     Rents and other receivables (net of allowance of
        $7,955 in 1996 and $182,039 in 1995)                                 98,018         74,939
     Deferred rent receivable                                               128,865        123,900
     Due from affiliated partnerships(NOTE 12)                                    0        105,833
     Due from current General Partner                                             0          1,754
     Prepaid insurance                                                        6,280          6,795
     Unsecured notes receivable from lessees (net of allowance of
       $19,500 in 1996)                                                           0              0
     Deferred charges (net of accumulated amortization
       of $57,473 in 1996 and $55,343 in 1995)                               17,712         19,844
                                                                        -----------    -----------
               Total other assets                                         1,833,102      1,447,283
                                                                        -----------    -----------

DUE FROM FORMER AFFILIATES:(NOTE 2)
     Due from former general partner affiliates                             624,856      1,123,625
     Allowance for uncollectible amounts due from
       former affiliates                                                   (624,856)      (830,051)
     Restoration cost receivable                                          1,160,827        907,774
     Allowance for uncollectible restoration receivable                  (1,160,827)      (907,774)
                                                                        -----------    -----------
               Due from former affiliates, net                                    0        293,574
                                                                        -----------    -----------
               Total assets                                             $17,484,853    $17,593,806
                                                                        ===========    ===========


       The accompanying notes are an integral part of these statements.

                DIVALL INSURED INCOME FUND LIMITED PARTNERSHIP
                                BALANCE SHEETS

                      JUNE 30, 1996 AND DECEMBER 31, 1995
                      -----------------------------------

                       LIABILITIES AND PARTNERS' CAPITAL

                                                                     (Unaudited)
                                                                      June 30,                     December 31,
                                                                        1996                          1995
                                                                     -----------                    ----------
LIABILITIES:
       Mortgage notes payable (NOTE 6)                             $ 1,138,956                     $ 1,145,564
       Accounts payable and accrued expenses                            28,852                         118,039
       Payable to tenant                                                 8,000                          96,000
       Due to current General Partner                                    2,093                             959
       Accrued interest payable                                        199,633                         173,527
       Security deposits                                               115,747                         125,410
       Real estate taxes payable                                        60,074                          87,877
       Unearned rental income                                            3,792                           3,787
                                                                   -----------                     -----------
               Total liabilities                                     1,557,147                       1,751,163
                                                                   -----------                     -----------

CONTINGENT LIABILITIES: (NOTES 10 AND 14)

PARTNERS' CAPITAL:(NOTES 1, 4 AND 14)
       Former general partners -
         Capital contributions                                             100                             100
         Cumulative net income                                         789,806                         789,806
         Cumulative cash distributions                                       0                               0
         Reallocation of former general partners'
          capital to Limited Partners                                 (789,906)                       (789,906)
                                                                   -----------                     -----------
                                                                             0                               0
                                                                   -----------                     -----------

         Current General Partner-
         Cumulative net income                                          39,067                          30,181
         Cumulative cash distributions                                 (15,696)                        (12,142)
                                                                   -----------                     -----------
                                                                        23,371                          18,039
                                                                   -----------                     -----------

       Limited Partners (25,000 interests outstanding) -
         Capital contributions, net of offering costs               22,270,578                      22,270,578
         Cumulative net income                                      11,025,592                      10,145,861
         Cumulative cash distributions                             (18,181,741)                    (17,381,741)
         Reallocation of former
          general partners' capital                                    789,906                         789,906
                                                                   -----------                     -----------
                                                                    15,904,335                      15,824,604
                                                                   -----------                     -----------
           Total partner's capital                                  15,927,706                      15,842,643
                                                                   -----------                     -----------
           Total liabilities and partners' capital                 $17,484,853                     $17,593,806
                                                                   ===========                     ===========


       The accompanying notes are an integral part of these statements.

                DIVALL INSURED INCOME FUND LIMITED PARTNERSHIP

                             STATEMENTS OF INCOME

                                  (UNAUDITED)
                                  -----------


                                                                        Three Months Ended             Six Months Ended
                                                                        ------------------             ----------------
                                                                             June 30,                      June 30,
                                                                             --------                      --------
                                                                        1996           1995            1996         1995
                                                                     ----------     ----------      ----------   ----------
REVENUES:
  Rental income                                                        $506,313       $476,931      $1,026,481     $967,746
  Interest income on direct financing leases                              5,991          7,218          12,301       14,725
  Interest income                                                        13,391         12,465          22,889        2,050
  Other income                                                            3,031            664           3,625        1,791
  Lease termination fee                                                 164,419              0         164,419            0
  Recovery of amounts previously written off                              4,662              0         205,195            0
                                                                       --------       --------      ----------    ---------
                                                                        697,807        497,278       1,434,910    1,006,312
                                                                       --------       --------      ----------    ---------
EXPENSES:
  Partnership management fees                                            22,770         24,493          45,126       46,119
  Restoration fees                                                          187            543           8,457          678
  Insurance                                                               4,774          4,454           9,273       10,010
  General and administrative                                             24,848         18,078          37,969       32,382
  Interest                                                               27,120         28,024          54,329       55,395
  Real estate taxes                                                           0            247               0          247
  Expenses incurred due to default by lessee                              1,667            824           4,654        1,791
  Professional services                                                  18,959         20,942          40,022       60,901
  Professional services related to
  investigation                                                         (18,478)        32,784         160,801       44,392
  Advisory board fees and expenses                                        3,679          3,912           7,891        8,045
  Depreciation                                                           87,925         91,574         175,639      186,737
  Amortization                                                            1,066            662           2,131        1,324
                                                                       --------       --------      ----------    ---------
                                                                        174,517        226,537         546,292      448,021
                                                                       --------       --------      ----------    ---------
NET INCOME                                                             $523,290       $270,741        $888,618     $558,291
                                                                       ========       ========      ==========    =========
NET INCOME - CURRENT GENERAL
PARTNER                                                                  $5,233         $2,707          $8,886       $5,583

NET INCOME - LIMITED PARTNERS                                           518,057        268,034         879,732      552,708
                                                                       --------       --------      ----------    ---------
                                                                       $523,290       $270,741        $888,618     $558,291
                                                                       ========       ========      ==========    =========
NET INCOME PER LIMITED
PARTNERSHIP INTEREST,
          based on 25,000 interests outstanding                          $20.72         $10.72          $35.19       $22.11
                                                                         ======         ======          ======       ======


       The accompanying notes are an integral part of these statements.

                DIVALL INSURED INCOME FUND LIMITED PARTNERSHIP

                           STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)
                                  -----------

                                                                            Six Months Ended June 30,
                                                                            -------------------------
                                                                           1996                 1995
                                                                        ----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                           $888,618              $558,291
     Adjustments to reconcile net income to net
      cash provided by operating activities -
          Depreciation and amortization                                    177,770               188,061
          Recovery of amounts previously written off                      (205,195)                    0
          Interest applied to Indemnification Trust Account                 (6,921)              (11,448)
          Increase in unearned rental income                                     5                92,000
          (Increase)/Decrease in rents and other receivables               (21,325)               11,621
          (Increase) in deferred rent receivable                            (4,965)               (7,938)
          (Deposits)/Withdrawals for payment of real estate taxes           24,757               (43,600)
          (Increase)/Decrease in prepaid expenses                              515                (2,075)
          Increase/(Decrease) in accounts
           payable and accrued expenses                                    (89,187)               16,668
          (Decrease) in payable to tenant                                  (88,000)             (144,000)
          (Decrease) in security deposits held                              (9,663)                    0
          Increase/(Decrease) in due to current General Partner              1,134                 1,755
          Increase in accrued interest payable                              26,106                26,035
          (Decrease) in real estate taxes payable                          (27,803)              (82,436)
                                                                        ----------            ----------

               Net cash provided from operating activities                 665,846               602,934
                                                                        ----------             ---------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
     Deposit to Indemnification Trust cash account                               0               (60,000)
     Payments from affiliated partnerships                                 105,833                35,518
     Recoveries from former affiliates                                     498,769                16,963
     Deposits to restoration escrow account                               (285,926)                    0
     Principal payments received on direct financing leases                 25,559                23,135
     Principal receipts on notes receivable                                      0                 4,603
                                                                        ----------            ----------

               Net cash provided by (used in) investing activities         344,235                20,219
                                                                        ----------            ----------

CASH FLOWS (USED IN) FINANCING ACTIVITIES:
     Principal payments on mortgage notes                                   (6,608)               (4,327)
     Cash distributions to Limited Partners                               (800,000)             (960,000)
     Cash distributions to current General Partner                          (3,554)               (2,233)
                                                                        ----------            ----------

               Net cash (used in) financing activities                    (810,162)             (966,560)
                                                                        ----------            ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       199,919              (343,407)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           815,512             1,169,554
                                                                        ----------            ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $1,015,431              $826,147
                                                                        ==========            ==========
SUPPLEMENTAL DISCLOSURE--cash paid for interest                            $28,223               $29,360
                                                                         =========            ==========

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

The Partnership is currently engaged in the business of owning and operating its investment portfolio (the "Properties") of commercial real estate and recovering the assets misappropriated by the former general partners and/or their affiliates. The Properties are leased on a triple net basis to, and operated by, franchisors or franchisees of national, regional and local retail chains under long-term leases. The lessees consist of fast-food, family style, and casual/theme restaurants. At June 30, 1996, the Partnership owned 22 properties and a parcel of undeveloped land.

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

2.   REGULATORY INVESTIGATION:
     -------------------------

A preliminary investigation during 1992 by the Office of the Commissioner of Securities for the State of Wisconsin and the Securities and Exchange Commission (the "Investigation"), revealed that during at least the four years ended December 31, 1992, two of the former general partners of the Partnership, Gary
J. DiVall ("DiVall") and Paul E. Magnuson ("Magnuson") had transferred substantial cash assets of the Partnership and two affiliated publicly registered partnerships, DiVall Insured Income Properties 2 Limited Partnership ("DiVall 2") and DiVall Income Properties 3 Limited Partnership ("DiVall 3") (collectively the "Partnerships") to various other entities previously sponsored by or otherwise affiliated with DiVall and Magnuson. The unauthorized transfers were in violation of the respective Partnership Agreements and resulted in part, from material weaknesses in the internal control system of the Partnerships. The aggregate amount of the misappropriation, related costs, and 9% interest accrued since January 1, 1993, is in excess of $13,800,000, of which approximately $1,786,000 has been attributed to the Partnership and is reflected as due from former affiliates on the balance sheet at June 30, 1996. The 9% interest accrued as of June 30, 1996, amounted to approximately $534,000 and is not reflected in the accompanying income statement. As of December 31, 1995, $2,031,000 was reflected as due from former affiliates based on the estimated overall misappropriation and related costs of $15,700,000. Permanent Manager Agreement ("PMA") savings, representing cost savings to the Partnerships as a result of the implementation of the PMA, are not credited against the due from former affiliates account on the financial statements of the Partnerships.

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

The current General Partner is vigorously pursuing recovery of the misappropriated funds from the various sources and initially estimated an aggregate recovery of $3 million for the Partnerships, of which approximately $400,000 was allocated to the Partnership. As such, an allowance has been established against amounts due from former general partner affiliates reflecting the current General Partner's best estimate of probable loss from misappropriated amounts. This allowance has been allocated among the Partnerships based on each Partnership's pro rata share of the total misappropriation. The amount of the allowance recorded by the Partnership was reduced by approximately $205,000 during the first six months of 1996, as a result of recoveries in excess of those estimates. Pending the resolution of all sources of potential recovery, it is not possible to determine the actual amount that will ultimately be recovered. The ultimate recovery will likely be for an amount different than the current estimate.

As mentioned above, material weaknesses were identified in the Partnership's internal control structure. The internal control structure was not adequate to assure that all transactions of the Partnership were properly recorded and reflected in the books and records and financial statements of the Partnership. Significant transactions affecting the Partnership were apparently initiated by DiVall and Magnuson during at least the four years ended December 31, 1992, which initially either were not recorded on the books and records of the Partnership or were improperly recorded and characterized. Such transactions included unsupported disbursements or improper disbursements under the terms of the Partnership Agreement and the encumbrance of Partnership assets. All transactions identified during the Regulatory Investigation and concurrent reviews have been reflected in the Partnership's financial statements as of June 30, 1996. Because of the significance of the weaknesses in the internal control structure, there could be no certainty that all improper and unsupported transactions were identified and recorded and reflected in the Partnership's financial statements as of December 31, 1992. Accordingly, the Partnership's auditors were unable to render an opinion on the financial statements for the year ended December 31, 1992. Financial statements for prior periods, including 1991 and certain prior years and quarterly reports as of September 30, 1992, and certain prior quarters, do not properly reflect such transactions, but have not been restated due to the impracticality and uncertainty in attempting to make such restatements. Correspondingly, management elected to record currently certain immaterial errors discovered during 1993, which related to prior periods, to assure effective disclosure of amounts which have otherwise been deemed immaterial in relation to partners' capital.

3.   INVESTMENT PROPERTIES:
     ----------------------

As of June 30, 1996, the Partnership owned 22 fully constructed fast-food restaurants and a parcel of undeveloped land. The restaurants are comprised of the following: two (2) Chi Chi's Mexican restaurants, four (4) Taco Cabana restaurants, five (5) Denny's restaurants, seven (7) Popeye's Famous Fried Chicken restaurants, one (1) Hardee's restaurant, one (1) BW-3 restaurant, one
(1) Fazoli's restaurant, and one (1) former Porterhouse restaurant. The 22 properties are located in seven (7) states.

The undeveloped land is located in Colorado Springs, Colorado, and was originally purchased in contemplation of constructing and leasing a Rocky Rococo's restaurant. The land was purchased from a former affiliate of the Partnership in 1987. As part of the purchase, the former affiliate agreed to reimburse the Partnership for any costs to carry the property while the land remained unimproved and nonearning. The construction never commenced and the former affiliate has not fully reimbursed the Partnership for its costs. The unreimbursed costs include guaranteed monthly rent, real estate taxes, insurance, and additional items required to maintain the property. At June 30, 1996 and December 31, 1995, these costs totaled approximately $244,000 and $220,000, respectively, and are not reflected in the Partnership's financial statements. Management is currently attempting to sell the undeveloped parcel. The land was originally purchased for $356,549 and has an adjusted carrying value at June 30, 1996, of $250,000 which approximates the estimated net realizable value.

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

During June 1996, the tenant of one of the Partnership's Chi-Chi's restaurants paid a lease termination fee of $164,000, representing one year's rent, real estate taxes and security deposit, and vacated the property. Management is currently negotiating a potential new lease for the property.

The tenant of the Partnership's Hardee's restaurant has experienced significant declines in sales over the past two years. Management has modified the rent for this tenant for 1996 in an effort to avoid having the tenant vacate the property resulting in a decrease in base rent for 1996 of approximately $40,000. Additionally, delinquent rent totaling approximately $19,000 was capitalized into a five (5) year note accruing interest at 10% per annum. The Partnership recorded an allowance for uncollectible rent for the amount capitalized at December 31, 1995.

The total cost of the investment properties and equipment includes the original purchase price plus acquisition fees and other capitalized costs paid to an affiliate of the former general partners.

The Partnership's investment properties had been managed by an affiliate of the former general partners pursuant to a management agreement which provided for a fee equal to 1% of gross receipts amounting to approximately $3,700 through February 28, 1993. In addition, the former general partner affiliate was entitled to receive reimbursements of general and administrative costs, either direct or indirect, amounting to approximately $26,000 through February 28, 1993. As a result of the Investigation, the Partnership engaged a third party as Interim Manager in October 1992. The Interim Manager received approximately $28,000 through February 28, 1993, for management services. Subsequent to the appointment of the Permanent Manager, effective February 8, 1993, these services were being provided by the Permanent Manager for an overall fee equal to 4% of the gross receipts, with a maximum reimbursement for the office rent and related office overhead of $25,000 between the three affiliated Partnerships as provided in the Permanent Manager Agreement ("PMA"). On May 26, 1993, the Permanent Manager, TPG, replaced the former general partners as the new General Partner as provided for in an amendment to the Partnership Agreement dated May 26, 1993. Pursuant to amendments to the Partnership Agreement, TPG continues to provide management services for the same fee structure as provided in the PMA mentioned above. The minimum management fee and the maximum reimbursement for office rent and overhead have increased annually by the allowable annual Consumer Price Index adjustment per the PMA. For purposes of computing the 4% overall fee, gross receipts includes amounts recovered in connection with the misappropriation of assets by the former general partners and their affiliates. TPG has received fees from the Partnership totaling $12,146 to date on the amounts recovered, which has been offset against the 4% minimum fee.

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

Aggregate minimum lease payments to be received under the leases for the Partnership's properties are as follows:

                 Year ending
                 December 31,
                   1996                    $ 2,123,784
                   1997                      2,163,564
                   1998                      2,174,014
                   1999                      2,176,764
                   2000                      2,232,217
                 Thereafter                 18,663,588
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

6.  MORTGAGE NOTES PAYABLE:
    -----------------------


At June 30, 1996, mortgage notes payable consist of the following:


         Outstanding
      Principal Balance  Interest Rate   Maturity Date
      -----------------  --------------  --------------

      a.      $ 288,904    prime + 2.5%  September 1997
      b.        250,052            9.5%  September 1997
      c.        600,000    prime + 2.0%     August 1992
               --------
             $1,138,956
             ==========

  a. In September 1992, the Partnership entered into a promissory note agreement with Riverside Bank, Minnesota, in the amount of $310,000. The note bears interest at the referenced prime rate, as defined, plus 2.5%. Principal and interest are paid in monthly installments of $3,285 until September 1997, when all outstanding amounts are due. The note is secured by a mortgage on a BW-3 restaurant located in Hopkins, Minnesota, with a net book value at June 30, 1996 of $630,090. The proceeds of the note were used to convert a Rocky Rococo restaurant to a Denny's restaurant.

  b. In September 1992, the Partnership entered into a loan agreement with Bank One, Beaver Dam, Wisconsin, in the amount of $270,000. The loan bears interest at 9.5% and is payable in monthly installments of $2,520 through September 1997, with a lump-sum amount of $239,747 due at that time. The loan is secured by a mortgage on a Denny's restaurant located in Beaver Dam, Wisconsin, with a net book value at June 30, 1996, of $485,543. The proceeds of the loan were used to convert a Rocky Rococo restaurant to a Denny's restaurant.

  c. During the Investigation, discussed in Note 2, it was discovered that the former general partners borrowed $600,000 during or before 1991 from Metro North State Bank in Missouri (this loan is now held by Boatmen's First National Bank of Kansas City) secured by mortgages on five (5) Partnership properties. The mortgage note bears interest at the referenced prime rate, as defined, plus 2% and was due August 15, 1992. The proceeds of the note were not received by the Partnership and, accordingly, a corresponding amount due from former affiliates was recorded in 1992. As of June 30, 1996, the Partnership has not paid debt service on this note. During 1993, management met with representatives of the bank and disputed the obligation. The Partnership received a notice of default on this note in October 1993 and an action of foreclosure was filed in February 1994 on one of the Partnership's properties located in Dallas, Texas, with a net book value of $1,201,779 at June 30, 1996. See Note 13 for further discussion of litigation concerning this note. Interest in the amount of $200,000 was accrued, but unpaid, as of June 30, 1996. The interest accrual has been recorded at the face rate of the note. If the Partnership loses the dispute, additional interest amounting to approximately $218,000, representing the default interest, may be due and would be shared by the Partnership and its affiliated Partnerships.

               Scheduled maturities of all notes payable, with the exception of the disputed $600,000 note payable mentioned above, are as follows:

                           Year ending
                           December 31,

                                  1996   $     6,575
                                  1997       532,381
                                           ---------

                                         $   538,956
                                         ===========


7.  TRANSACTIONS WITH CURRENT GENERAL PARTNER:
    ------------------------------------------

Amounts paid to the current General Partner for the six months ended June 30, 1996 and 1995, are as follows.

                                            Incurred as of  Incurred as of
                                            June 30, 1996   June 30, 1995
                                            --------------  --------------

Current General Partner
- - -----------------------

Management fees                                    $45,126         $46,119
Restoration fees                                     8,457             678
Overhead allowance                                   3,760           3,659
Reimbursement for out-of-pocket expenses             6,190           4,613
Cash distribution                                    3,554           2,233
                                                   -------         -------
                                                   $67,087         $57,302
                                                   =======         =======

8.     NET INVESTMENT IN DIRECT FINANCING LEASES:
       ------------------------------------------

The net investment in direct financing leases which includes the Partnership's specialty leasehold improvement leases, is comprised of the following as of June 30, 1996:

     Minimum lease payments receivable           $ 276,538
     Less - Unearned income                        (45,738)
                                                   --------
       Net investment in direct financing leases $ 230,800
                                                 ==========


Scheduled future minimum lease payments are as follows:

                  Year ending
                  December 31,
                          1996          $ 37,861
                          1997            75,720
                          1998            75,720
                          1999            75,720
                          2000            11,517
                                        --------
                                        $276,538
                                        ========

9.     GENERAL AND ADMINISTRATIVE EXPENSES:
       ------------------------------------

For the periods ended June 30, 1996 and 1995, general and administrative expenses incurred by the Partnership were as follows:

                                    Three Months Ended       Six Months Ended
                                    ------------------       ----------------
                                         June 30,                June 30,
                                         --------                --------
                                     1996        1995         1996      1995
                                    ------      ------       ------    ------
           Communication costs      $16,967     $14,141      $23,880   $21,748
           Travel costs                 670         485        1,390       885
           Overhead allowance         1,897       1,846        3,760     3,659
           Income tax expense         4,506           0        4,506     3,365
           Other administration         808       1,606        4,433     2,725
                                    -------     -------      -------   -------
                                    $24,848     $18,078      $37,969   $32,382
                                    =======     =======      =======   =======

10.  CONTINGENT LIABILITIES:
     ----------------------

According to the Partnership Agreement, as amended, the current General Partner may receive a disposition fee not to exceed 3% of the contract price of the sale of investment properties. Fifty percent (50%) of all such disposition fees earned by the current General Partner is to be escrowed until the aggregate amount of recovery for the funds misappropriated from the Partnerships by the former general partners is greater than $4,500,000. Upon reaching such recovery level, full disposition fees will thereafter be payable and fifty percent (50%) of the previously escrowed amounts will be paid to the current General Partner. At such time as the recovery exceeds $6,000,000 in the aggregate, the remaining escrowed disposition fees shall be paid to the current General Partner. If such levels of recovery are not achieved, the current General Partner will contribute the amounts escrowed towards the recovery. In lieu of an escrow, 50% of all such disposition fees have been paid directly to the restoration account and then distributed among the three Partnerships. After exceeding an aggregate recovery of $4,500,000 during March 1996, 50% of the previously escrowed amounts was paid back to the current General Partner. The remaining amount allocated to the Partnership may be owed to the current General Partner if the $6,000,000 recovery level is met. As of June 30, 1996, the Partnership may owe the current General Partner $5,189, which is currently reflected as a recovery, if the $6,000,000 recovery level is achieved.

11.  PMA INDEMNIFICATION TRUST:
     --------------------------

The Permanent Manager Agreement ("PMA") provides that the Permanent Manager will be indemnified from any claims or expenses arising out of or relating to the Permanent Manager serving in such capacity or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by the Permanent Manager. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership's creditors. An Indemnification Trust ("Trust") serving such purposes has been established at United Missouri Bank, N.A. The Trust has been fully funded with Partnership assets as of June 30, 1996. Funds are invested in U.S. Treasury securities. In addition, interest totaling $27,409 has been credited to the Trust as of June 30, 1996. The rights of the Permanent Manager to the Trust shall be terminated upon the earliest to occur of the following events: (I) the written release by the Permanent Manager of any and all interest in the Trust;
(ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against the Permanent Manager and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that the Permanent Manager shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

12.  RESTORATION TRUST ACCOUNT; EXPENSE ALLOCATIONS;
     AND RELATED INTER-PARTNERSHIP RECEIVABLES:

Restoration costs represent expenses incurred by the Partnership in relation to the misappropriated assets by the former general partners and their affiliates. These costs are allocated among the Partnerships based on each partnership's respective share of the entire misappropriation, as currently quantified. The amount of misappropriation for each partnership is adjusted annually to reflect new discoveries and more accurate quantification of amounts based on the continuing investigation. Such adjustments will result in periodic adjustments to prior allocations of recovery costs to reflect updated information. Consequently, previous payments for restoration expenses may not be consistent with modified allocations. Based on modified allocations adjusted as of December 31, 1993, the Partnership was owed $295,053 from DiVall 3 for amounts paid on its behalf. Such amounts are reflected on the balance sheet as due from affiliated partnerships. During 1994, the Partnership made an additional adjustment increasing the amount due from DiVall 3 by $5,346. These amounts have been repaid in full as of June 30, 1996.

Recoveries realized by the Partnerships are being distributed to each respective partnership on the same basis as the restoration costs are currently being allocated. Any available recovery funds have been utilized first to satisfy amounts due other partnerships for amounts advanced under prior allocation methods. As of June 30, 1996, the Partnerships recovered a total of approximately $4,578,000 from the former general partners and their affiliates, accountants and attorneys. Of this amount, the Partnership received its pro-rata share in the amount of $592,048. Additionally, $40,347, representing 25% of all disposition fees earned by the General Partner have been paid to the recovery. Of that amount, $5,189 was allocated to the Partnership and is contingently payable to the General Partner upon achievement of the final recovery level as described in Note 10.

The PMA contemplated that the Permanent Manager could establish a separate and distinct Restoration Trust Fund which would hold all recoveries until a final independent adjudication by a court of competent jurisdiction or vote of the Limited Partners ratified the allocation of proceeds to each respective partnership. Management has concluded that a fair and reasonable interim accounting for recovery proceeds can be accomplished at the partnership level in a manner similar to restoration costs which are paid directly by the Partnerships. Management reserves the right to cause the final allocation of such costs and recoveries to be determined either by a vote of the Limited Partners or a court of competent jurisdiction. Potential sources of recoveries include third-party litigation, promissory notes, land contracts, and personal assets of the former general partners and their affiliates.

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

Plans of reorganization have been filed in some of the bankruptcies, and settlement agreements in many of the Private Partnerships have been reached. Settlements in eighteen (18) of the bankruptcies to date have resulted in cash payments to the Partnerships of a total of $573,000 and notes secured by subordinated mortgages in the aggregate amount of $625,000. The Partnership is continuing to vigorously defend its interests in the remaining bankruptcies.

On March 24, 1994, the Partnership filed a complaint in the United States District Court for the Western District of Missouri against Boatmen's First National Bank of Kansas City ("Boatmen's) seeking a declaratory judgment that Boatmen's has no right or interest in a promissory note executed in the name of the Partnership by the former general partners (the "Note") secured by mortgages on five Partnership properties, and further seeking an injunction against foreclosure proceedings instituted against a Partnership property located in Dallas, Texas, under a first deed of trust and security agreement given to secure the Note (the "Foreclosure"). As further described in Note 6, the former general partners borrowed $600,000 during or before 1991 from Metro North State Bank (the note is now held by Boatmen's). The proceeds of the Note were not received by the Partnership. As of June 30, 1996, the Partnership had not paid debt service on the Note. The Partnership received a notice of default on the
Note in October 1993 and the Foreclosure Action was filed in February 1994. As of June 30, 1996, interest in the amount of $200,000 was accrued, but unpaid, on the Note. Boatmen's has agreed to stay its foreclosure proceedings. Boatmen's answered the complaint and filed a motion for summary judgment to which the Partnership responded. Boatmen's motion for summary judgment was granted by the District Court. The Partnership appealed the summary judgment to the United States Court of Appeals for the Eighth Circuit which overturned the ruling of the District Court. The case has been remanded back to the District Court for the completion of discovery and trial. Pursuant to the Restoration Trust Account procedures described in Note 12, all of the Partnerships are sharing the expenses of this litigation and any recoveries resulting effectively from the partial or full cancellation of the alleged indebtedness will be allocated among the three Partnerships on the same basis as the restoration costs are currently being allocated via appropriate payments by the Partnership to its affiliated Partnerships.

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

15.  SUBSEQUENT EVENTS:
     ------------------

On August 15, 1996, the Partnership made distributions to the Limited Partners for the Second Quarter of 1996 of $685,000 amounting to approximately $27.40 per limited partnership interest.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES:
- - --------------------------------

INVESTMENT PROPERTIES AND NET INVESTMENT IN DIRECT FINANCING LEASES
- - -------------------------------------------------------------------

The investment properties, including equipment held by the Partnership at June 30, 1996, were originally purchased at a price, including acquisition costs, of approximately $20,136,000.

The Partnership is currently marketing for sale or lease the vacant land in Colorado Springs, Colorado and is pursuing a potential lease for the Porterhouse restaurant in Chicago, Illinois and the Chi Chi's restaurant in Grand Forks, North Dakota. Management will pursue all sale or leasing opportunities that may arise.

The net investment in direct financing leases, which includes the Partnership's specialty leasehold improvement leases, amounted to $231,000 at June 30, 1996, compared to $256,000 at December 31, 1995. The decrease of $25,000 was a result of principal payments received.

OTHER ASSETS
- - ------------

Cash and cash equivalents, including cash restricted for real estate taxes and the restoration escrow held by the Partnership, were $1,305,000 at June 30, 1996, compared to $844,000 at December 31, 1995. The Partnership designated cash of $685,000 to fund the Second Quarter 1996 distributions to Limited Partners, $490,000 for the payment of accounts payable and accrued expenses, and the remainder represents reserves deemed necessary to allow the Partnership to operate normally. Cash generated through the operations of the Partnership's investment properties, sales of investment properties, and any recoveries of misappropriated funds by the former general partners will provide the sources for future fund liquidity and Limited Partner distributions.

A Restoration escrow account was established during the First Quarter of 1996, and $283,000, representing the net proceeds to the Partnership from the settlement of the litigation against the Partnerships' former accountants and attorneys, was deposited into the account. Interest deposited to the account during the Second Quarter of 1996 totaled $3,000. For information regarding the settlement, refer to PART II, Item 1 of this report. The balance of this account is being distributed to limited partners as part of the Second Quarter distribution on August 15, 1996.

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

DUE FROM AFFILIATED PARTNERSHIPS, DUE FROM FORMER AFFILIATES, ALLOWANCE FOR UNCOLLECTIBLE AMOUNTS DUE FROM FORMER AFFILIATES, AND DEFERRED INCOME

Due from former affiliates represented misappropriated assets due from the former general partners and their affiliates in the amount of $625,000 at June 30, 1996. The receivable decreased from December 31, 1995 due to $499,000 of recoveries received from the former general partners and their affiliates, including amounts recovered from the Partnership's former accountants and attorneys.

The Partnership maintains a record of costs incurred in identifying or recovering the misappropriated assets. These amounts are expensed when incurred, and then, recorded on the balance sheet as a restoration cost receivable with a corresponding allowance for such receivable deemed uncollectible. These costs are considered due from the former general partners and their affiliates. Interest has been accrued on the misappropriated funds since January 1, 1993, at a rate of 9% per annum and has been included in the restoration cost receivable. The receivable increased from approximately $908,000 at December, 31, 1995, to $1,161,000 at June 30, 1996, and includes $534,000 of cumulative accrued interest.

The current General Partner is vigorously pursuing recovery of the misappropriated funds from the various sources and initially estimated an aggregate recovery of $3 million for the Partnerships, of which approximately $400,000 was allocated to the Partnership. As such, an allowance was established against amounts due from the former general partners and their affiliates reflecting the current General Partner's original estimate of probable loss from misappropriated amounts. This allowance was allocated among the Partnerships based on each Partnership's pro rata share of the total misappropriation. The amount of the allowance recorded by the Partnership was reduced by approximately $205,000 during the first six months of 1996 due to recoveries received in excess of the original estimate.

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

As a result of the misappropriation and material weaknesses in the internal control structure of the Partnership prior to February 8, 1993, there can be no assurance that all transactions recorded by the Partnership prior to February 8, 1993, were appropriate transactions of the Partnership and properly reflected in the accompanying financial statements of the Partnership or that all transactions of the Partnership prior to February 8, 1993, including improper and unsupported transactions, have been identified and reflected in the accompanying financial statements of the Partnership as of June 30, 1996.

LIABILITIES
- - -----------

Mortgage notes payable decreased from $1,146,000 at December 31, 1995, to $1,139,000 at June 30, 1996, due to monthly principal payments made on the notes.

Accounts payable and accrued expenses at June 30, 1996, amounted to approximately $29,000. The majority of this balance represented accruals of legal and auditing fees.

Payable to tenant of $8,000 at June 30, 1996, represents a portion of the monthly payments received from a tenant which must be refunded to them, due to their not achieving specified sales goals. This amount is being credited against current rents during 1996.

Real estate taxes payable amounted to $60,000 at June 30, 1996, compared to $88,000 at December 31, 1995. The decrease is primarily a result of amounts accrued for 1995 taxes on vacant properties which were paid in 1996.

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

Cash distributions paid to the Limited Partners and to the General Partner during 1996 of $800,000 and $3,554, respectively, have also been made in accordance with the amended Partnership Agreement. The Second Quarter 1996 distribution of $685,000 was paid to the Limited Partners on August 15, 1996.

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

The Partnership reported net income for the quarter ended June 30, 1996, in the amount of $523,000 compared to $271,000 for the quarter ended June 30, 1995.
For the six months ended June 30, 1996 and 1995, net income totaled $889,000 and $558,000, respectively. Net income for 1996 includes a $164,000 lease termination fee received from the tenant of a Chi Chi's restaurant, which is being recorded as income in the current period because management expects to have a new lease in place prior to the end of 1996. Results for all periods were less than would be expected from "normal" operations, primarily because of costs associated with the misappropriation of assets by the former general partners and their affiliates, and modifications to leases. The costs related to the misappropriation increased significantly during the First Quarter of 1996 as the lawsuit against the former general partner accountants and attorneys got closer to trial and due to the payment of contingent fees related to the settlement of the litigation. These costs decreased during the Second Quarter of 1996 due to the settlement of the litigation.

REVENUES
- - --------

Total revenues were $698,000 and $497,000 for the quarters ended June 30, 1996 and 1995, respectively, and were $1,435,000 and $1,006,000 for the six months ended June 30, 1996 and 1995, respectively. Revenue for 1996 includes a $200,000 adjustment to the write-off of amounts due from the former general partners, and a $164,000 lease termination fee.

Based on leases currently in place on the remaining owned properties, total revenues should approximate $1,880,000 annually or $470,000 quarterly. Future revenues may decrease with tenant defaults and/or sales of Partnership properties or due to the early termination of leases. They may also increase with additional rents due from tenants, if those tenants experience sales levels which require the payment of additional rent to the Partnership.

EXPENSES
- - --------

For the quarters ended June 30, 1996 and 1995, cash expenses amounted to approximately 12% and 27% of total revenues, respectively. For both the six months ended June 30, 1996 and 1995, cash expenses totaled approximately 26%. Total expenses, including non-cash items, amounted to approximately 25% and 46% of total revenues for the quarters ended June 30, 1996 and 1995, and 38% and 45% for the six months ended June 30, 1996 and 1995. Items negatively impacting expenses include expenses incurred primarily in relation to the misappropriation of assets by the former general partners and their affiliates and interest expense.

For the six months ended June 30, 1996 and 1995, expenses incurred in relation to the misappropriated assets amounted to $161,000 and $44,000, respectively. Future expenses incurred in relation to the misappropriation should have only a minimal impact on the Partnership.

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

Plans of reorganization have been filed in some of the bankruptcies, and settlement agreements in many of the Private Partnerships have been reached. Settlements in eighteen (18) of the bankruptcies to date have resulted in cash payments to the Partnerships of a total of $573,000 and notes secured by subordinated mortgages in the aggregate amount of $625,000. The Partnership is continuing to vigorously defend its interests in the remaining bankruptcies.

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

On March 24, 1994, the Partnership filed a complaint in the United States District Court for the Western District of Missouri against Boatmen's First National Bank of Kansas City ("Boatmen's") seeking a declaratory judgment that Boatmen's has no right or interest in a promissory note executed in the name of the Partnership by the former general partners (the "Note") secured by mortgages on five Partnership properties, and further seeking an injunction against foreclosure proceedings instituted against a Partnership property located in Dallas, Texas, under a first deed of trust and security agreement given to secure the Note (the "Foreclosure"). As further described in Note 6 to the Financial Statements included in Part I, Item 1 of this report, the former general partners borrowed $600,000 during or before 1991 from Metro North State Bank (the note is now held by Boatmen's). The proceeds of the Note were not received by the Partnership. As of June 30, 1996, the Partnership had not paid debt service on the Note. The Partnership received a notice of default on the
Note in October 1993, and the Foreclosure Action was filed in February 1994. As of June 30, 1996, interest in the amount of $200,000 had been accrued, but was unpaid on the Note. The interest accrual has been recorded at the face rate of the note. If the Partnership loses the dispute, additional interest amounting to approximately $218,000 representing the default interest, may be due. Boatmen's has agreed to stay its foreclosure proceedings. Boatmen's answered the complaint and filed a motion for summary judgment to which the Partnership responded. Boatmen's motion for summary judgment was granted by the District Court. The Partnership appealed the summary judgment to the United States Court of Appeals for the Eighth Circuit which overturned the ruling of the District Court. The case has been remanded back to the District Court for the completion of discovery and trial. Pursuant to the Restoration Trust Account procedures described in Note 12 to the Financial Statements, included in Part I, Item 1 of this report, all of the Partnerships are sharing the expenses of this litigation and any recoveries resulting effectively from the partial or full cancellation of the alleged indebtedness will be allocated among the three Partnerships on the same basis as the restoration costs are currently being allocated via appropriate payments by the Partnership to its affiliated Partnerships.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Listing of Exhibits:

     28.0 Correspondence to the Limited Partners dated August 15, 1996 regarding the Second Quarter 1996 distribution.

(b)  Report on Form 8-K:

     The Registrant filed no reports on Form 8-K during the second quarter of fiscal year 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIVALL INSURED INCOME FUND LIMITED PARTNERSHIP

By:    The Provo Group, Inc., General Partner



By:    ___________________________________________
       Bruce A. Provo, President


Date:  August 14, 1996



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:    The Provo Group, Inc., General Partner



By:    ___________________________________________
       Bruce A. Provo, President


Date:  August 14, 1996



By:    ___________________________________________
       Kristin J. Atkinson
       Vice President - Finance and Administration


Date:  August 14, 1996

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIVALL INSURED INCOME FUND LIMITED PARTNERSHIP

By:    The Provo Group, Inc., General Partner



By:    /s/ Bruce A. Provo
       -------------------------------------------
       Bruce A. Provo, President


Date:  August 14, 1996


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:    The Provo Group, Inc., General Partner



By:    /s/ Bruce A. Provo
       -------------------------------------------
       Bruce A. Provo, President


Date:  August 14, 1996



By:    /s/ Kristin J. Atkinson
       -------------------------------------------
       Kristin J. Atkinson
       Vice President - Finance and Administration


Date:  August 14, 1996

[LOGO OF THE PROVO GROUP]

August 15, 1996

RE: SECOND QUARTER 1996 CORRESPONDENCE
    DIVALL INSURED INCOME FUND, L.P. (THE "PARTNERSHIP")

Dear Limited Partner:

                           =========================

                        SECOND QUARTER 1996 HIGHLIGHTS

 . During the Second Quarter of 1996, the Partnership TERMINATED its lease agreement with CHI CHI'S in Grand Forks, North Dakota. (See "Property Highlights" below.)

 . "NET" settlement PROCEEDS from the Quarles & Brady and Ernst & Young lawsuit were DISTRIBUTED this quarter. (See "Statements of Income and Cash Flow Highlights" below.)

 . The Wisconsin ATTORNEY GENERAL'S Office is SEEKING investor INPUT before sentencing Gary J. DiVall and Paul E. Magnuson. (See enclosed correspondence from the Office of Crime Victim Services.)

 .  Unauthorized "THIRD-PARTY" solicitations causing investor concern. (See
   Questions & Answers below.)

                           =========================

                 SECOND QUARTER 1996 "DISTRIBUTION" HIGHLIGHTS

 .  7.1% (approx.) annualized return from operations and other sources and 1.3%
   (approx.) non-annualized return of capital from distributed "net" settlement dollars based on $22,590,000 ("net" remaining initial investment).

 . $27.40 per unit (approx.) for the SECOND QUARTER 1996 from both cash flow from operations and "net" cash activity from financing and investing activities.

 . $685,000 "total" amount distributed for the SECOND QUARTER 1996 which was $335,000 more than budgeted, primarily due to the disbursement of "net" settlement dollars.

 . $800.00 "total" per unit (approx.) distributed SINCE INCEPTION from both cash flow from operations and "net" cash activity from financing and investing activities. (NOTE: ORIGINAL UNITS WERE PURCHASED FOR $1,000/UNIT.)

[LOGO OF THE PROVO GROUP]

DiVall Insured Income Fund, L.P.
August 15, 1996
Page 2

                          =========================

                 STATEMENTS OF INCOME AND CASH FLOW HIGHLIGHTS

 .  3% increase in OPERATING REVENUES from projections.

 .  4% increase in OPERATING EXPENSES from projections.

 .  68% increase in total NET INCOME from projections.

 .  $283,000 total "NET" SETTLEMENT DOLLARS from the Quarles & Brady and Ernst &
   Young lawsuit were distributed for the quarter ended June 30, 1996.

 . $34,000 reversal of RESTORATION COSTS WHICH were previously accrued for the Partnership.

 .  Tenant DELINQUENCIES were $11,000 LESS than budgeted for the quarter.

 . $7,100 MORE in RENTAL INCOME than budgeted was recorded during the second quarter due to percentage rents.

                              PROPERTY HIGHLIGHTS

                                   VACANCIES
                                   ---------

 .  PORTERHOUSE restaurant (Chicago, IL) was vacant at June 30, 1996. The
   Partnership is currently working with other prospective tenants for either the re-lease or sale of this property.

   It should be noted that the lease agreement negotiated earlier this year with BJ's Market is still delayed due to the pending SBA financing approval for this "prospective" tenant.

 . CHI CHI'S restaurant (Grand Forks, ND) was vacant at June 30, 1996. The tenant, Chi Chi's, Inc., paid the Partnership a lease termination fee in the amount of $164,000 during the quarter.

   The Partnership arranged the lease termination due to increasing "sales difficulties" experienced by this restaurant. The termination fee reflects rental income and real estate taxes for one year as well as a security deposit. (NOTE: The termination fee will be earned throughout the term of the lease.)

   The Partnership is currently negotiating a new lease with a "prospective" tenant for this property.

[LOGO OF THE PROVO GROUP]

DiVall Insured Income Fund, L.P.
August 15, 1996
Page 3

                               RENTS RECEIVABLE
                               ----------------

 . BW-3 restaurant (Hopkins, MN), which was sublet by L & H Restaurants (tenant of Denny's), was in DEFAULT at the quarter ended June 30, 1996.

   As a result of L & H Restaurants' sublet arrangement, they are responsible and have been cooperating with the payment due to the Partnership. At June 30, 1996, there was a rent receivable in the amount of $23,000 for this property.

                            OTHER PROPERTY MATTERS
                            ----------------------

          . Terratron, Inc., tenant of HARDEE'S restaurant (Fond du Lac, WI) remains current on its monthly rental payments; however, they continue to experience difficulties with their CATCH-UP rental payments due the Partnership.

                           =========================

                             RESTORATION HIGHLIGHTS

 .  Recoveries received during the SECOND QUARTER 1996 totalled $4,700 (approx.)
   for the Partnership.

 . As previously communicated, the Partnership is in the discovery stage prior to the trial against BOATMEN'S First National Bank of Kansas City. The TRIAL has been scheduled for MARCH of 1997.

 . "Total" recoveries received TO DATE for the Partnership amount to approximately $597,200.

 . The Partnership continues to monitor and negotiate the remaining settlements as they arise with the DiVall "PRIVATE" Partnerships.

                           =========================

                               RETURN OF CAPITAL

The following table has been updated to illustrate the breakdown of distributions since the Partnership's first quarterly distribution, for the period ended December 31, 1986 through June 30, 1996.

                          [LOGO OF THE PROVO GROUP]

DiVall Insured Income Fund, L.P.
August 15, 1996
Page 4


                       ----------------------------------
                           Return of Capital (cont'd)

                                             DISTRIBUTION       CAPITAL
                                               ANALYSIS         BALANCE
                                               --------         -------
Original Capital Balance                           -          $25,000,000
Cash Flow From Operations Since Inception    $ 16,456,689          -
Total Distributions Since Inception           (18,866,740)         -
                                             ------------

(Return) of Capital                          $ (2,410,051)     (2,410,051)
                                             ============     -----------

"NET" REMAINING INITIAL INVESTMENT
     BY ORIGINAL PARTNERS                          -          $22,589,949
                                                              ===========

    (NOTE: For a more individualized discussion of return of capital contact
                              Investor Relations.)

                       ----------------------------------

                              Questions & Answers

1.   What is the "current" value of my investment in the Partnership?

     . According to the Partnership Agreement, we are required to provide valuation information annually which was approximately $610 per unit at December 31, 1995.

        It is important to understand, however, that your investment value will most likely diminish whenever "original" capital is returned to you. For example, this quarter's distribution included "net" settlement proceeds which is considered return of capital. The overall impact of this $11.32 (approx.) per unit amount (reflective of "net" settlement dollars) on 1996's valuation will not be determined until early 1997.

2. Has there been any decision made regarding the Partnership's liquidation alternatives or the possibility of repositioning its assets?

     . No decision has been made at this time. The Advisory Board has requested feedback from the investor community to assist in our decision-making process. (See enclosed letter from the Advisory Board.)

                          [LOGO OF THE PROVO GROUP]

DiVall Insured Income Fund, L.P.
August 15, 1996
Page 5


                       ----------------------------------
                          Questions & Answers (cont'd)

3. What are my "immediate" liquidation options for interests in the Partnership?

     . The only option for immediate liquidation of interests, at this time, is through the secondary market. According to current secondary market trading information provided to management, interests in the Partnership are selling between $360-$540 per unit.

        It is important to note that there has been a recent increase in the frequency of direct "solicitations" of your interests by third parties. Since we do not have control or support these solicitation efforts, we strongly urge you to thoroughly review all your options and understand their motivation -- prior to any liquidation.

        We have NO affiliation with any "third-party" solicitors of your interests; and, as noted above, we do not support any "unsolicited written offers" that you may receive. If you are in receipt of such offers and have questions regarding your investment, we encourage you to contact us.

As always, if you have any questions or need additional information, please contact Investor Relations at 1-800-547-7686 or 1-608-829-2992. All written inquiries may be mailed or faxed to:

                             THE PROVO GROUP, INC.
                             Post Office Box 2137
                        Madison, Wisconsin  53701-2137

                              (FAX 608-829-2996)


Sincerely,
The Provo Group, Inc.


By: /s/ Brenda Bloesch                     By: /s/ Kristin Atkinson
   -------------------------------            -------------------------------
    Brenda Bloesch                             Kristin Atkinson
    Director of Investor Relations             V.P. - Finance and Administration

Enclosures

                                                  DIVALL INSURED INCOME FUND L.P.
                                            STATEMENTS OF INCOME AND CASH FLOW CHANGES
                                          FOR THE THREE MONTH PERIOD ENDED JUNE 30, 1996

                                                                   PROJECTED                    ACTUAL                    VARIANCE
                                                                      2ND                        2ND                        CASH
                                                                    QUARTER                     QUARTER                    BETTER
  OPERATING REVENUES                                                6/30/96                     6/30/96                    (WORSE)
                                                                   ---------                  ---------                    --------
    Rental income                                                   $499,178                   $506,313                      $7,135
    Direct financing interest                                          5,991                      5,991                           0
    Interest income                                                   11,537                     13,391                       1,854
    Recoveries of Amounts Previously Written Off                           0                      4,662                       4,662
    Lease Termination Fee                                                  0                    164,419                     164,419
    Other income                                                           0                      3,031                       3,031
                                                                   ---------                  ---------                    --------
  TOTAL OPERATING REVENUES                                          $516,706                   $697,807                    $181,101
                                                                   ---------                  ---------                    --------
  OPERATING EXPENSES
    Insurance                                                         $4,460                     $4,775                       ($315)
    Management fees                                                   22,812                     22,770                          42
    Restoration fees                                                       0                        187                        (187)
    Overhead allowance                                                 1,900                      1,897                           3
    Advisory Board                                                     4,250                      3,679                         571
    Administrative                                                    17,657                     22,954                      (5,297)
    Professional services                                                500                      1,529                      (1,029)
    Auditing                                                          12,000                     12,000                           0
    Legal                                                             10,500                      5,429                       5,071
    Defaulted tenants                                                      0                      1,667                      (1,667)
                                                                   ---------                  ---------                    --------
  TOTAL OPERATING EXPENSES                                           $74,079                    $76,887                     ($2,808)
                                                                   ---------                  ---------                    --------
  INTEREST EXPENSE                                                   $27,370                    $27,119                        $251
                                                                   ---------                  ---------                    --------
  INVESTIGATION AND RESTORATION EXPENSES                             $15,050                   ($18,478)                    $33,528
                                                                   ---------                  ---------                    --------
  NON-OPERATING EXPENSES
    Depreciation                                                     $87,309                    $87,925                       ($616)
    Amortization                                                       1,068                      1,066                           2
                                                                   ---------                  ---------                    --------
  TOTAL NON-OPERATING EXPENSES                                       $88,377                    $88,991                       ($614)
                                                                   ---------                  ---------                    --------
  TOTAL EXPENSES                                                    $204,876                   $174,519                     $30,357
                                                                   ---------                  ---------                    --------
  NET INCOME                                                        $311,830                   $523,288                    $211,458

  OPERATING CASH RECONCILIATION:                                                                                          VARIANCE
    Depreciation and amortization                                     88,377                     88,991                         614
    Recovery of amounts previously written off                             0                     (4,662)                     (4,662)
    (Increase) Decrease in current assets                            (36,425)                   (25,233)                     11,192
    Increase (Decrease) in current liabilities                        17,933                   (128,272)                   (146,205)
    G.P. distribution                                                 (1,247)                    (2,093)                       (846)
    Cash reserved for payables                                       (30,000)                   (65,000)                    (35,000)
    Advance from (to) future cash flows for current distributions    (10,000)                         0                      10,000
                                                                   ---------                  ---------                    --------
  Net Cash Provided From Operating Activities                       $340,468                   $387,019                     $46,551
                                                                   ---------                  ---------                    --------
CASH FLOWS FROM (USED IN) INVESTING
    AND FINANCING ACTIVITIES
    Payments received from affiliated partnerships                         0                          0                           0
    Recoveries from former G.P. affiliates                                 0                      4,662                       4,662
    Cash disbursed from restoration escrow account                         0                    282,736                     282,736
    Principal received on equipment leases                            12,938                     12,939                           1
    Principal payments on mortgage notes                              (3,135)                    (3,348)                       (213)
                                                                   ---------                  ---------                    --------
  Net Cash Provided from Investing And Financing
    Activities                                                        $9,803                   $296,989                    $287,186
                                                                   ---------                  ---------                    --------
  Total Cash Flow For Quarter                                       $350,271                   $684,008                    $333,737

  Cash Balance Beginning of Period                                   590,133                  1,005,810                     415,677
  Less 1st quarter distributions paid 5/96                          (350,000)                  (450,000)                   (100,000)
  Plus cash reserved above for payables and future distributions      40,000                     65,000                      25,000
                                                                   ---------                  ---------                    --------
  Cash Balance End of Period                                        $630,404                 $1,304,818                    $674,414


  Cash reserved for 2nd quarter L.P. distributions                  (350,000)                  (685,000)                   (335,000)
  Cash reserved for payment of payables and future distributions    (155,000)                  (490,000)                   (335,000)
                                                                   ---------                  ---------                    --------
  Unrestricted Cash Balance End of Period                           $125,404                   $129,818                      $4,414
                                                                   =========                  =========                    ========

                                                                   PROJECTED                   ACTUAL                      VARIANCE
                                                                   ---------                  ---------                    --------
* Quarterly Distribution                                           $350,000                    $685,000                    $335,000
  Mailing Date                                                      8/15/96                   (enclosed)


* Refer to distribution letter for detail of quarterly distribution.


PROJECTIONS FOR                    DIVALL INSURED INCOME FUND L.P.                 ORIGINAL EQUITY                $25,000,000
                                        1996 PROPERTY SUMMARY                      NET DISTRIBUTION OF CAPITAL
DISCUSSION PURPOSES                AND RELATED ESTIMATED RECEIPTS                   SINCE INCEPTION                $2,410,051
                                                                                                                 ------------
                                                                                     CURRENT EQUITY               $22,589,949

PORTFOLIO
                                     ------------------------------------
                                                  REAL ESTATE
- - -----------     ----------------     ------------------------------------
  CONCEPT           LOCATION            COST        BASE RENT     % YIELD
- - -----------     ----------------     ----------     ---------     -------
CHI CHI'S       GRAND FORKS, ND         984,801             0       0.00%
CHI CHI'S       EAU CLAIRE, WI        1,042,730       136,260      13.07%

VACANT LAND     COL. SPRINGS, CO        356,549             0       0.00%

DENNY'S  **     GLENDALE, AZ          1,105,926        95,000       8.59%
DENNY'S  **     SCOTTSDALE, AZ        1,051,157       107,500      10.23%
DENNY'S  **     MESA, AZ              1,028,036        82,100       7.99%
DENNY'S  **     PEORIA, AZ            1,105,926        93,000       8.41%
BW-III          HOPKINS, MN             795,050        66,000       8.30%
DENNY'S         BEAVER DAM, WI          659,299        66,000      10.01%

FAZOLI'S        DES MOINES, IA          565,476        45,500       8.05%

HARDEE'S        FOND DU LAC, WI       1,026,931        90,000       8.76%

POPEYE'S        CHICAGO, IL             473,968        63,180      13.33%
POPEYE'S        CHICAGO, IL             610,893        81,420      13.33%
POPEYE'S        CHICAGO, IL             484,501        64,620      13.34%
POPEYE'S        CHICAGO, IL             610,983        81,420      13.33%
POPEYE'S        CHICAGO, IL             437,105        58,260      13.33%
POPEYE'S        CHICAGO, IL             631,958        84,180      13.32%
POPEYE'S        CHICAGO, IL             579,295        77,280      13.34%

PORTERHOUSE     CHICAGO, IL             905,807             0       0.00%

TACO CABANA     ARLINGTON, TX         1,474,569       132,000       8.95%
TACO CABANA     DALLAS, TX            1,369,243       132,000       9.64%
TACO CABANA     DALLAS, TX            1,257,596       132,000      10.50%
TACO CABANA     DALLAS, TX            1,308,153       132,000      10.09%
- - --------------------------------     ------------------------------------

- - --------------------------------     ------------------------------------
PORTFOLIO TOTALS (23 Properties)     19,865,862     1,819,720       9.16%
- - --------------------------------     ------------------------------------


                                     ----------------------------------------------
                                                       EQUIPMENT
                                     ----------------------------------------------
- - -----------     ----------------       LEASE                     LEASE *       %*
  CONCEPT           LOCATION         EXPIRATION       COST      RECEIPTS     RETURN
- - -----------     ----------------     ----------     -------     --------     ------
CHI CHI'S       GRAND FORKS, ND
CHI CHI'S       EAU CLAIRE, WI

VACANT LAND     COL. SPRINGS, CO

DENNY'S  **     GLENDALE, AZ                         68,744           0       0.00%
DENNY'S  **     SCOTTSDALE, AZ                       40,553           0       0.00%
DENNY'S  **     MESA, AZ                             39,218           0       0.00%
DENNY'S  **     PEORIA, AZ                           58,781           0       0.00%
BW-III          HOPKINS, MN          1/15/2000      190,000      37,860      19.93%
DENNY'S         BEAVER DAM, WI       3/31/2000      190,000      37,860      19.93%

FAZOLI'S        DES MOINES, IA                       39,600           0       0.00%

HARDEE'S        FOND DU LAC, WI

POPEYE'S        CHICAGO, IL
POPEYE'S        CHICAGO, IL
POPEYE'S        CHICAGO, IL
POPEYE'S        CHICAGO, IL
POPEYE'S        CHICAGO, IL
POPEYE'S        CHICAGO, IL
POPEYE'S        CHICAGO, IL

PORTERHOUSE     CHICAGO, IL

TACO CABANA     ARLINGTON, TX
TACO CABANA     DALLAS, TX
TACO CABANA     DALLAS, TX
TACO CABANA     DALLAS, TX
- - --------------------------------     ----------------------------------------------

- - --------------------------------     ----------------------------------------------
PORTFOLIO TOTALS (23 Properties)                    626,896      75,720      12.08%
- - --------------------------------     ----------------------------------------------


                                                                                -------------
                                     --------------------------------------       TOTAL %
                                                     TOTALS                     ON 22,589,949
- - -----------     ----------------     --------------------------------------         EQUITY
  CONCEPT           LOCATION          INVESTED      RECEIPTS *     RETURN *         RAISE
- - -----------     ----------------     ----------     ----------     --------     -------------
CHI CHI'S       GRAND FORKS, ND         984,801              0       0.00%
CHI CHI'S       EAU CLAIRE, WI        1,042,730        136,260      13.07%

VACANT LAND     COL. SPRINGS, CO        356,549              0       0.00%

DENNY'S  **     GLENDALE, AZ          1,174,670         95,000       8.09%
DENNY'S  **     SCOTTSDALE, AZ        1,091,710        107,500       9.85%
DENNY'S  **     MESA, AZ              1,067,254         82,100       7.69%
DENNY'S  **     PEORIA, AZ            1,164,707         93,000       7.98%
BW-III          HOPKINS, MN             985,050        103,860      10.54%
DENNY'S         BEAVER DAM, WI          849,299        103,860      12.23%

FAZOLI'S        DES MOINES, IA          605,076         45,500       7.52%

HARDEE'S        FOND DU LAC, WI       1,026,931         90,000       8.76%

POPEYE'S        CHICAGO, IL             473,968         63,180      13.33%
POPEYE'S        CHICAGO, IL             610,893         81,420      13.33%
POPEYE'S        CHICAGO, IL             484,501         64,620      13.34%
POPEYE'S        CHICAGO, IL             610,893         81,420      13.33%
POPEYE'S        CHICAGO, IL             437,105         58,260      13.33%
POPEYE'S        CHICAGO, IL             631,958         84,180      13.32%
POPEYE'S        CHICAGO, IL             579,295         77,280      13.34%

PORTERHOUSE     CHICAGO, IL             905,807              0       0.00%

TACO CABANA       ARLINGTON, TX       1,474,569        132,000       8.95%
TACO CABANA       DALLAS, TX          1,369,243        132,000       9.64%
TACO CABANA       DALLAS, TX          1,257,596        132,000      10.50%
TACO CABANA       DALLAS, TX          1,308,153        132,000      10.09%
- - --------------------------------     --------------------------------------     -------------

- - --------------------------------     --------------------------------------     -------------
PORTFOLIO TOTALS (23 Properties)     20,492,758      1,895,440       9.25%           8.39%
- - --------------------------------     --------------------------------------     -------------



OUTSTANDING DEBT

                                       ----------     ---------     --------
                                         AMOUNT        ANNUAL       CURRENT
- - ----------------------------------        OWED          DEBT        INTEREST
       MORTGAGED PROPERTIES             6/30/96        SERVICE        RATE
- - ----------------------------------     ----------     ---------     --------
DENNY'S             HOPKINS, MN           108,339        14,783      11.50%
DENNY'S             BEAVER DAM, WI         71,265         8,726       9.50%
MULTIPLE STORES     AZ, TX                600,000             0       8.50%
- - ----------------------------------     ----------     ---------     --------

- - ----------------------------------     ----------     ---------     --------
TOTALS                                    779,604        23,509         --
- - ----------------------------------     ----------     ---------     --------

- - ----------------------------------     ----------     ---------     --------
NET AFTER DEBT                         19,086,258     1,796,211       9.41%
- - ----------------------------------     ----------     ---------     --------


                                        -------    -------    --------    ---------    ---------
                                        AMOUNT     ANNUAL     CURRENT       AMOUNT      ANNUAL
- - ----------------------------------       OWED       DEBT      INTEREST       OWED        DEBT
       MORTGAGED PROPERTIES             6/30/96    SERVICE       RATE      6/30/96      SERVICE
- - ----------------------------------      -------    -------    --------    ---------    ---------
DENNY'S             HOPKINS, MN         180,565    24,637      11.50%       288,904       39,420
DENNY'S             BEAVER DAM, WI      178,787    21,514       9.50%       250,052       30,240
MULTIPLE STORES     AZ, TX                                                  600,000            0
- - ----------------------------------      -------    -------    --------    ---------    ---------

- - ----------------------------------      -------    -------    --------    ---------    ---------
TOTALS                                  359,352    46,151         --      1,138,956       69,660
- - ----------------------------------      -------    -------    --------    ---------    ---------

- - ----------------------------------      -------    -------    --------    ---------    ---------    ----     ----
NET AFTER DEBT                          267,544    29,569      11.05%    19,353,802    1,825,780    9.43%    8.08%
- - ----------------------------------      -------    -------    --------    ---------    ---------    ----     ----

 *  A portion of the amounts disclosed include a return of principal.

** Rent is based on 12.5% of monthly sales. Rent projected for 1996 is based on 1995 sales levels.