Form 10-Q
period 1996-09-30
DIVALL INSURED INCOME FUND LTD PARTNERSHIP
filed 1996-11-13
CIK 786974

                                   FORM 10-Q

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended     September 30, 1996
                                    --------------------------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________________ to_____________________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes   X      No
                                                -------     -------

                         PART I - FINANCIAL INFORMATION
                         Item 1.  Financial Statements

                 DIVALL INSURED INCOME FUND LIMITED PARTNERSHIP
                                 BALANCE SHEETS

                    September 30, 1996 and December 31, 1995
                    ----------------------------------------

                                     ASSETS

                                                                     (Unaudited)
                                                                    September 30,   December 31,
                                                                         1996           1995
                                                                    --------------  -------------
INVESTMENT PROPERTIES AND EQUIPMENT: (NOTE 3 AND 6)
     Land                                                             $ 7,358,073    $ 7,358,073
     Buildings and improvements                                        12,070,525     12,070,525
     Equipment                                                            246,896        246,896
     Accumulated depreciation                                          (4,342,470)    (4,078,904)
                                                                      -----------    -----------
          Net investment properties and equipment                     15,333,024     15,596,590
                                                                      -----------    -----------

NET INVESTMENT IN DIRECT FINANCING LEASES: (NOTE 8)                       217,534        256,359
                                                                      -----------    -----------
OTHER ASSETS:
     Cash and cash equivalents                                          1,062,629        815,512
     Cash restricted for real estate taxes                                  3,450         28,218
     Cash held in Indemnification Trust (NOTE 11)                         281,520        270,488
     Rents and other receivables (net of allowance of
       $8,120 in 1996 and $182,039 in 1995)                                97,039         74,939
     Deferred rent receivable                                             132,834        123,900
     Due from affiliated partnerships(NOTE 12)                                  0        105,833
     Due from current General Partner                                           0          1,754
     Prepaid insurance                                                      2,228          6,795
     Unsecured notes receivable from lessees (net of allowance of
       $19,500 in 1996)                                                         0              0
     Deferred charges (net of accumulated amortization
       of $58,539 in 1996 and $55,343 in 1995)                             16,646         19,844
                                                                      -----------    -----------
          Total other assets                                            1,596,346      1,447,283
                                                                      -----------    -----------
DUE FROM FORMER AFFILIATES: (NOTE 2)
     Due from former general partner affiliates                           620,741      1,123,625
     Allowance for uncollectible amounts due from
       former affiliates                                                 (620,741)      (830,051)
     Restoration cost receivable                                        1,203,685        907,774
     Allowance for uncollectible restoration receivable                (1,203,685)      (907,774)
                                                                      -----------    -----------
          Due from former affiliates, net                                       0        293,574
                                                                      -----------    -----------
          Total assets                                                $17,146,904    $17,593,806
                                                                      ===========    ===========

     The accompanying notes are an integral part of these statements.

                 DIVALL INSURED INCOME FUND LIMITED PARTNERSHIP
                                 BALANCE SHEETS

                    SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                    ----------------------------------------

                       LIABILITIES AND PARTNERS' CAPITAL

                                                               (Unaudited)
                                                              September 30,       December 31,
                                                                   1996               1995
                                                              -------------       ------------
LIABILITIES:
     Mortgage notes payable (NOTE 6)                           $  1,135,519       $  1,145,564
     Accounts payable and accrued expenses                           43,158            118,039
     Payable to tenant                                                    0             96,000
     Due to current General Partner                                   1,232                959
     Accrued interest payable                                       212,830            173,527
     Security deposits                                              115,747            125,410
     Real estate taxes payable                                       41,265             87,877
     Unearned rental income                                          47,792              3,787
                                                               ------------       ------------
             Total liabilities                                    1,597,543          1,751,163
                                                               ------------       ------------
CONTINGENT LIABILITIES: (NOTES 10 AND 14)

PARTNERS' CAPITAL:(NOTES 1, 4 AND 14)
     Former general partners -
       Capital contributions                                            100                100
       Cumulative net income                                        789,806            789,806
       Cumulative cash distributions                                      0                  0
       Reallocation of former general partners'
         capital to Limited Partners                               (789,906)          (789,906)
                                                               ------------       ------------
                                                                          0                  0
                                                               ------------       ------------

     Current General Partner -
       Cumulative net income                                         42,146             30,181
       Cumulative cash distributions                                (16,928)           (12,142)
                                                               ------------       ------------
                                                                     25,218             18,039
                                                               ------------       ------------

     Limited Partners (25,000 interests outstanding) -
       Capital contributions, net of offering costs              22,270,578         22,270,578
       Cumulative net income                                     11,330,400         10,145,861
       Cumulative cash distributions                            (18,866,741)       (17,381,741)
       Reallocation of former
         general partners' capital                                  789,906            789,906
                                                               ------------       ------------
                                                                 15,524,143         15,824,604
                                                               ------------       ------------
         Total partners' capital                                 15,549,361         15,842,643
                                                               ------------       ------------

       Total liabilities and partners' capital                 $ 17,146,904       $ 17,593,806
                                                               ============       ============


       The accompanying notes are an integral part of these statements.

                DIVALL INSURED INCOME FUND LIMITED PARTNERSHIP

                             STATEMENTS OF INCOME

                                  (UNAUDITED)
                                  -----------


                                                            Three Months Ended                 Nine Months Ended
                                                               September 30,                      September 30,
                                                            ------------------                 -----------------
                                                           1996           1995                 1996           1995
                                                          --------      --------            ----------     ----------
REVENUES:
     Rental income                                        $480,851      $490,314            $1,507,332     $1,458,060
     Interest income on direct financing leases              5,664         6,923                17,965         21,648
     Interest income                                        12,680         5,472                35,569         27,522
     Other income                                              556           991                 4,181          2,782
     Lease termination fee                                       0             0               164,419              0
     Recovery of amounts previously written off              4,115             0               209,310              0
                                                          --------      --------            ----------     ----------

                                                           503,866       503,700             1,938,776      1,510,012
                                                          --------      --------            ----------     ----------
EXPENSES:
     Partnership management fees                            22,770        20,861                67,896         66,980
     Restoration fees                                          165            67                 8,622            745
     Insurance                                               4,053         4,540                13,326         14,550
     General and administrative                             11,027         9,854                48,996         42,236
     Interest                                               27,175        28,175                81,504         83,570
     Real estate taxes                                      13,027          (195)               13,027             52
     Expenses incurred due to default by lessee              1,878         4,642                 6,532          6,433
     Professional services                                  20,231        32,379                60,253         93,280
     Professional services related to investigation          2,833        41,326               163,634         85,718
     Advisory Board fees and expenses                        3,826         4,426                11,717         12,471
     Depreciation                                           87,925        89,829               263,564        276,566
     Amortization                                            1,066           662                 3,197          1,986
                                                          --------      --------            ----------     ----------
                                                           195,976       236,566               742,268        684,587
                                                          --------      --------            ----------     ----------
NET INCOME                                                $307,890      $267,134            $1,196,508     $  825,425
                                                          ========      ========            ==========     ==========

NET INCOME - CURRENT GENERAL
PARTNER                                                   $  3,079      $  2,671            $   11,965     $    8,254

NET INCOME - LIMITED                                       304,811       264,463             1,184,543        817,171
 PARTNERS                                                 --------      --------            ----------     ----------

                                                          $307,890      $267,134            $1,196,508     $  825,425
                                                          ========      ========            ==========     ==========
NET INCOME PER LIMITED
 PARTNERSHIP INTEREST,
     based on 25,000 interests outstanding                $  12.19      $  10.58            $    47.38     $    32.69
                                                          ========      ========            ==========     ==========

       The accompanying notes are an integral part of these statements.

                DIVALL INSURED INCOME FUND LIMITED PARTNERSHIP

                           STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)
                                  -----------

                                                                          Nine Months Ended September 30,
                                                                          -------------------------------
                                                                              1996                1995
                                                                          -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                           $ 1,196,508         $   825,425
     Adjustments to reconcile net income to net
      cash provided by operating activities -

          Depreciation and amortization                                       263,761             278,552
          Recovery of amounts previously written off                         (209,310)                  0
          Interest applied to Indemnification Trust Account                   (11,032)            (11,448)
          Increase in unearned rental income                                   44,005              72,000
          (Increase) in rents and other receivables                           (17,347)            (29,784)
          (Increase) in deferred rent receivable                               (8,934)            (11,907)
          (Deposits)/Withdrawals for payment of real estate taxes              24,768             (36,576)
          Decrease in prepaid expenses                                          4,567               2,465
          Increase/(Decrease) in accounts
           payable and accrued expenses                                       (74,881)             34,928
          (Decrease) in payable to tenant                                     (96,000)           (144,000)
          (Decrease) in security deposits held                                 (9,663)                  0
          Increase/(Decrease) in due to current General Partner                   273                (604)
          Increase in accrued interest payable                                 39,303              39,267
          (Decrease) in real estate taxes payable                             (46,612)            (89,460)
                                                                          -----------         -----------
               Net cash provided from operating activities                  1,099,406             928,858
                                                                          -----------         -----------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
     Deposit to Indemnification Trust cash account                                  0             (60,000)
     Payments from affiliated partnerships                                    105,833              39,019
     Recoveries from former affiliates                                        502,884              18,634
     Principal payments received on direct financing leases                    38,825              28,832
     Principal receipts on notes receivable                                         0               5,270
                                                                          -----------         -----------
               Net cash provided by investing activities                      647,542              31,755
                                                                          -----------         -----------

CASH FLOWS (USED IN) FINANCING ACTIVITIES:
     Principal payments on mortgage notes                                     (10,045)             (6,997)
     Cash distributions to Limited Partners                                (1,485,000)         (1,440,000)
     Cash distributions to current General Partner                             (4,786)             (3,302)
                                                                          -----------         -----------

               Net cash (used in) financing activities                     (1,499,831)         (1,450,299)
                                                                          -----------         -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          247,117            (489,686)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              815,512           1,169,554
                                                                          -----------         -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $ 1,062,629         $   679,868
                                                                          ===========         ===========
SUPPLEMENTAL DISCLOSURE--cash paid for interest                           $    42,201         $    44,302
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

The Partnership is currently engaged in the business of owning and operating its investment portfolio (the "Properties") of commercial real estate and recovering the assets misappropriated by the former general partners and/or their affiliates. The Properties are leased on a triple net basis to, and operated by, franchisors or franchisees of national, regional and local retail chains under long-term leases. The lessees consist of fast-food, family style, and casual/theme restaurants. At September 30, 1996, the Partnership owned 22 properties and a parcel of undeveloped land.

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

2.   REGULATORY INVESTIGATION:
     -------------------------

A preliminary investigation during 1992 by the Office of the Commissioner of Securities for the State of Wisconsin and the Securities and Exchange Commission (the "Investigation"), revealed that during at least the four years ended December 31, 1992, two of the former general partners of the Partnership, Gary
J. DiVall ("DiVall") and Paul E. Magnuson ("Magnuson") had transferred substantial cash assets of the Partnership and two affiliated publicly registered partnerships, DiVall Insured Income Properties 2 Limited Partnership ("DiVall 2") and DiVall Income Properties 3 Limited Partnership ("DiVall 3") (collectively the "Partnerships") to various other entities previously sponsored by or otherwise affiliated with DiVall and Magnuson. The unauthorized transfers were in violation of the respective Partnership Agreements and resulted in part, from material weaknesses in the internal control system of the Partnerships. The aggregate amount of the misappropriation, related costs, and 9% interest accrued since January 1, 1993, is in excess of $14,000,000, of which approximately $1,824,000 has been attributed to the Partnership and is reflected as due from former affiliates on the balance sheet at September 30, 1996. The 9% interest accrued as of September 30, 1996, amounted to approximately $575,000 and is not reflected in the accompanying income statement. As of December 31, 1995, $2,031,000 was reflected as due from former affiliates based on the estimated overall misappropriation and related costs of $15,700,000. Permanent Manager Agreement ("PMA") savings, representing cost savings to the Partnerships as a result of the implementation of the PMA, are not credited against the due from former affiliates account on the financial statements of the Partnerships.

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

The current General Partner is vigorously pursuing recovery of the misappropriated funds from the various sources and initially estimated an aggregate recovery of $3 million for the Partnerships, of which approximately $400,000 was allocated to the Partnership. As such, an allowance has been established against amounts due from former general partner affiliates reflecting the current General Partner's best estimate of probable loss from misappropriated amounts. This allowance has been allocated among the Partnerships based on each Partnership's pro rata share of the total misappropriation. The amount of the allowance recorded by the Partnership was reduced by approximately $209,000 during the first nine months of 1996, as a result of recoveries in excess of those estimates. Pending the resolution of all sources of potential recovery, it is not possible to determine the actual amount that will ultimately be recovered. The ultimate recovery will likely be for an amount different than the current estimate.

As mentioned above, material weaknesses were identified in the Partnership's internal control structure. The internal control structure was not adequate to assure that all transactions of the Partnership were properly recorded and reflected in the books and records and financial statements of the Partnership. Significant transactions affecting the Partnership were apparently initiated by DiVall and Magnuson during at least the four years ended December 31, 1992, which initially either were not recorded on the books and records of the Partnership or were improperly recorded and characterized. Such transactions included unsupported disbursements or improper disbursements under the terms of the Partnership Agreement and the encumbrance of Partnership assets. All transactions identified during the Regulatory Investigation and concurrent reviews have been reflected in the Partnership's financial statements as of September 30, 1996. Because of the significance of the weaknesses in the internal control structure, there could be no certainty that all improper and unsupported transactions were identified and recorded and reflected in the Partnership's financial statements as of December 31, 1992. Accordingly, the Partnership's auditors were unable to render an opinion on the financial statements for the year ended December 31, 1992. Financial statements for prior periods, including 1991 and certain prior years and quarterly reports as of September 30, 1992, and certain prior quarters, do not properly reflect such transactions, but have not been restated due to the impracticality and uncertainty in attempting to make such restatements. Correspondingly, management elected to record currently certain immaterial errors discovered during 1993, which related to prior periods, to assure effective disclosure of amounts which have otherwise been deemed immaterial in relation to partners' capital.

3.   INVESTMENT PROPERTIES:
     ----------------------

As of September 30, 1996, the Partnership owned 22 fully constructed fast-food restaurants and a parcel of undeveloped land. The restaurants are comprised of the following: two (2) Chi Chi's Mexican restaurants, four (4) Taco Cabana restaurants, five (5) Denny's restaurants, seven (7) Popeye's Famous Fried Chicken restaurants, one (1) Hardee's restaurant, one (1) BW-3 restaurant, one
(1) Fazoli's restaurant, and one (1) former Porterhouse restaurant. The 22 properties are located in seven (7) states.

The undeveloped land is located in Colorado Springs, Colorado, and was originally purchased in contemplation of constructing and leasing a Rocky Rococo's restaurant. The land was purchased from a former affiliate of the Partnership in 1987. As part of the purchase, the former affiliate agreed to reimburse the Partnership for any costs to carry the property while the land remained unimproved and nonearning. The construction never commenced and the former affiliate has not fully reimbursed the Partnership for its costs. The unreimbursed costs include guaranteed monthly rent, real estate taxes, insurance, and additional items required to maintain the property. At September 30, 1996 and December 31, 1995, these costs totaled approximately $256,000 and $220,000, respectively, and are not reflected in the Partnership's financial statements. Management is currently attempting to sell the undeveloped parcel. The land was originally purchased for $356,549 and has an adjusted carrying value at September 30, 1996, of $250,000 which approximates the estimated net realizable value.

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

During June 1996, the tenant of one of the Partnership's Chi-Chi's restaurants vacated the property and paid a lease termination fee of $164,000, representing one year's rent, real estate taxes and security deposit. Management is currently negotiating a potential new lease for the property.

The tenant of the Partnership's Hardee's restaurant has experienced a significant decline in sales over the past two years. Management has modified the rent for this tenant for 1996 in an effort to avoid having the tenant vacate the property resulting in a decrease in base rent for 1996 of approximately $40,000. Additionally, delinquent rent totaling approximately $19,000 was capitalized into a five (5) year note accruing interest at 10% per annum. The Partnership recorded an allowance for uncollectible rent for the amount capitalized at December 31, 1995. During September 1996, management began negotiating a new lease with Hardee's Food Systems, Inc., whereby all payments due fromTerratron for 1996 would be received. Management anticipates execution of this lease during the Fourth Quarter of 1996.

The total cost of the investment properties and equipment includes the original purchase price plus acquisition fees and other capitalized costs paid to an affiliate of the former general partners.

The Partnership's investment properties had been managed by an affiliate of the former general partners pursuant to a management agreement which provided for a fee equal to 1% of gross receipts amounting to approximately $3,700 through February 28, 1993. In addition, the former general partner affiliate was entitled to receive reimbursements of general and administrative costs, either direct or indirect, amounting to approximately $26,000 through February 28, 1993. As a result of the Investigation, the Partnership engaged a third party as Interim Manager in October 1992. The Interim Manager received approximately $28,000 through February 28, 1993, for management services. Subsequent to the appointment of the Permanent Manager, effective February 8, 1993, these services were being provided by the Permanent Manager for an overall fee equal to 4% of the gross receipts, with a maximum reimbursement for the office rent and related office overhead of $25,000 between the three affiliated Partnerships as provided in the Permanent Manager Agreement ("PMA"). On May 26, 1993, the Permanent Manager, TPG, replaced the former general partners as the new General Partner as provided for in an amendment to the Partnership Agreement dated May 26, 1993. Pursuant to amendments to the Partnership Agreement, TPG continues to provide management services for the same fee structure as provided in the PMA mentioned above. The minimum management fee and the maximum reimbursement for office rent and overhead have increased annually by the allowable annual Consumer Price Index adjustment per the PMA. For purposes of computing the 4% overall fee, gross receipts includes amounts recovered in connection with the misappropriation of assets by the former general partners and their affiliates. TPG has received fees from the Partnership totaling $12,311 to date on the amounts recovered, which has been offset against the 4% minimum fee.

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

6.   MORTGAGE NOTES PAYABLE:
     -----------------------

At September 30, 1996, mortgage notes payable consist of the following:

                Outstanding
                 Principal    Interest Rate    Maturity Date
                -----------   -------------    --------------

        a.        $286,968     prime + 2.5%    September 1997
        b.         248,551             9.5%    September 1997
        c.         600,000     prime + 2.0%       August 1992
                ----------
                $1,135,519
                ==========


     a. In September 1992, the Partnership entered into a promissory note agreement with Riverside Bank, Minnesota, in the amount of $310,000. The note bears interest at the referenced prime rate, as defined, plus 2.5%. Principal and interest are paid in monthly installments of $3,285 until September 1997, when all outstanding amounts are due. The note is secured by a mortgage on a BW-3 restaurant located in Hopkins, Minnesota, with a net book value at September 30, 1996 of $625,500. The proceeds of the note were used to convert a Rocky Rococo restaurant to a Denny's restaurant.

     b. In September 1992, the Partnership entered into a loan agreement with Bank One, Beaver Dam, Wisconsin, in the amount of $270,000. The loan bears interest at 9.5% and is payable in monthly installments of $2,520 through September 1997, with a lump-sum amount of $239,747 due at that time. The loan is secured by a mortgage on a Denny's restaurant located in Beaver Dam, Wisconsin, with a net book value at September 30, 1996, of $481,684. The proceeds of the loan were used to convert a Rocky Rococo restaurant to a Denny's restaurant.

     c. During the Investigation, discussed in Note 2, it was discovered that the former general partners borrowed $600,000 during or before 1991 from Metro North State Bank in Missouri (this loan is now held by Boatmen's First National Bank of Kansas City) secured by mortgages on five (5) Partnership properties. The mortgage note bears interest at the referenced prime rate, as defined, plus 2% and was due August 15, 1992. The proceeds of the note were not received by the Partnership and, accordingly, a corresponding amount due from former affiliates was recorded in 1992. As of September 30, 1996, the Partnership has not paid debt service on this note. During 1993, management met with representatives of the bank and disputed the obligation. The Partnership received a notice of default on this note in October 1993 and an action of foreclosure was filed in February 1994 on one of the Partnership's properties located in Dallas, Texas, with a net book value of $1,197,940 at September 30, 1996. See Note 13 for further discussion of litigation concerning this note. Interest in the amount of $213,000 was accrued, but unpaid, as of September 30, 1996. The interest accrual has been recorded at the face rate of the note. If the Partnership loses the dispute, additional interest amounting to approximately $232,000, representing the default interest, may be due and would be shared by the Partnership and its affiliated Partnerships.

        Scheduled maturities of all notes payable, with the exception of the disputed $600,000 note payable mentioned above, are as follows:

              Year ending
              December 31,
                     1996          $  3,138
                     1997           532,381
                                   --------
                                   $535,519
                                   ========

7. TRANSACTIONS WITH CURRENT GENERAL PARTNER:
   ------------------------------------------
Amounts paid to the current General Partner for the nine months ended September 30, 1996 and 1995, are as follows.

                                                 Incurred as of       Incurred as of
                                               September 30, 1996   September 30, 1995
                                               ------------------   ------------------
Current General Partner
-----------------------
Management fees                                     $67,896             $66,980
Restoration fees                                      8,622                 745
Overhead allowance                                    5,657               5,505
Reimbursement for out-of-pocket expenses              8,586               9,446
Cash distribution                                     4,786               3,302
                                                    -------             -------
                                                    $95,637             $85,978
                                                    =======             =======

8.     NET INVESTMENT IN DIRECT FINANCING LEASES:
       ------------------------------------------

The net investment in direct financing leases which includes the Partnership's specialty leasehold improvement leases, is comprised of the following as of September 30, 1996:

     Minimum lease payments receivable             $257,607
     Less - Unearned income                         (40,073)
                                                   --------
         Net investment in direct financing leases $217,534
                                                   ========

Scheduled future minimum lease payments are as follows:

 Year ending
 December 31,
       1996          $ 18,930
       1997            75,720
       1998            75,720
       1999            75,720
       2000            11,517
                     --------
                     $257,607
                     ========

9.     GENERAL AND ADMINISTRATIVE EXPENSES:
       ------------------------------------

For the periods ended September 30, 1996 and 1995, general and administrative expenses incurred by the Partnership were as follows:

                          Three Months Ended   Nine Months Ended
                             September 30,        September 30,
                          ------------------   ------------------
                            1996       1995     1996      1995
                          ---------   -------  -------  ---------

Communication costs        $ 8,455   $6,956    $32,335   $28,704
Travel costs                   864      193      2,254     1,078
Overhead allowance           1,897    1,846      5,657     5,505
Income tax expense               0        0      4,506     3,365
Other administration          (189)     859      4,244     3,584
                           -------   ------    -------   -------
                           $11,027   $9,854    $48,996   $42,236
                           =======   ======    =======   =======

10.  CONTINGENT LIABILITIES:
     -----------------------

According to the Partnership Agreement, as amended, the current General Partner may receive a disposition fee not to exceed 3% of the contract price of the sale of investment properties. Fifty percent (50%) of all such disposition fees earned by the current General Partner is to be escrowed until the aggregate amount of recovery for the funds misappropriated from the Partnerships by the former general partners is greater than $4,500,000. Upon reaching such recovery level, full disposition fees will thereafter be payable and fifty percent (50%) of the previously escrowed amounts will be paid to the current General Partner. At such time as the recovery exceeds $6,000,000 in the aggregate, the remaining escrowed disposition fees shall be paid to the current General Partner. If such levels of recovery are not achieved, the current General Partner will contribute the amounts escrowed towards the recovery. In lieu of an escrow, 50% of all such disposition fees have been paid directly to the restoration account and then distributed among the three Partnerships. After exceeding an aggregate recovery of $4,500,000 during March 1996, 50% of the previously escrowed amounts was paid back to the current General Partner. The remaining amount allocated to the Partnership may be owed to the current General Partner if the $6,000,000 recovery level is met. As of September 30, 1996, the Partnership may owe the current General Partner $5,189, which is currently reflected as a recovery, if the $6,000,000 recovery level is achieved.

11.  PMA INDEMNIFICATION TRUST:
     --------------------------

     The Permanent Manager Agreement ("PMA") provides that the Permanent Manager will be indemnified from any claims or expenses arising out of or relating to the Permanent Manager serving in such capacity or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by the Permanent Manager. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership's creditors. An Indemnification Trust ("Trust") serving such purposes has been established at United Missouri Bank, N.A. The Trust has been fully funded with Partnership assets as of September 30, 1996. Funds are invested in U.S. Treasury securities. In addition, interest totaling $31,520 has been credited to the Trust as of September 30, 1996. The rights of the Permanent Manager to the Trust shall be terminated upon the earliest to occur of the following events: (I) the written release by the Permanent Manager of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against the Permanent Manager and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that the Permanent Manager shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

12.  RESTORATION TRUST ACCOUNT; EXPENSE ALLOCATIONS;
     AND RELATED INTER-PARTNERSHIP RECEIVABLES:
     -----------------------------------------------


Restoration costs represent expenses incurred by the Partnership in relation to the misappropriated assets by the former general partners and their affiliates. These costs are allocated among the Partnerships based on each partnership's respective share of the entire misappropriation, as currently quantified. The amount of misappropriation for each partnership is adjusted annually to reflect new discoveries and more accurate quantification of amounts based on the continuing investigation. Such adjustments will result in periodic adjustments to prior allocations of recovery costs to reflect updated information. Consequently, previous payments for restoration expenses may not be consistent with modified allocations. Based on modified allocations adjusted as of December 31, 1993, the Partnership was owed $295,053 from DiVall 3 for amounts paid on its behalf. Such amounts are reflected on the balance sheet as due from affiliated partnerships. During 1994, the Partnership made an additional adjustment increasing the amount due from DiVall 3 by $5,346. These amounts have been repaid in full as of September 30, 1996.

Recoveries realized by the Partnerships are being distributed to each respective partnership on the same basis as the restoration costs are currently being allocated. Any available recovery funds have been utilized first to satisfy amounts due other partnerships for amounts advanced under prior allocation methods. As of September 30, 1996, the Partnerships recovered a total of approximately $4,610,000 from the former general partners and their affiliates, accountants and attorneys. Of this amount, the Partnership received its pro-rata share in the amount of $596,163. Additionally, $40,347, representing 50% of all previously escrowed disposition fees earned by the General Partner, is reflected as a recovery. Of that amount, $5,189 was allocated to the Partnership and is contingently payable to the General Partner upon achievement of the final recovery level as described in Note 10.

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

Plans of reorganization have been filed in some of the bankruptcies, and settlement agreements in many of the Private Partnerships have been reached. Settlements in eighteen (18) of the bankruptcies to date have resulted in cash payments to the Partnerships of a total of $580,000 and notes secured by subordinated mortgages in the aggregate amount of $625,000. Two of the settlement notes have subsequently been sold for a total of $50,000, and an option has been granted to purchase the remaining note for $125,000. The Partnership is continuing to vigorously defend its interests in the remaining bankruptcies.

On March 24, 1994, the Partnership filed a complaint in the United States District Court for the Western District of Missouri against Boatmen's First National Bank of Kansas City ("Boatmen's) seeking a declaratory judgment that Boatmen's has no right or interest in a promissory note executed in the name of the Partnership by the former general partners (the "Note") secured by mortgages on five Partnership properties, and further seeking an injunction against foreclosure proceedings instituted against a Partnership property located in Dallas, Texas, under a first deed of trust and security agreement given to secure the Note (the "Foreclosure"). As further described in Note 6, the former general partners borrowed $600,000 during or before 1991 from Metro North State Bank (the note is now held by Boatmen's). The proceeds of the Note were not received by the Partnership. As of September 30, 1996, the Partnership had not paid debt service on the Note. The Partnership received a notice of default on the Note in October 1993 and the Foreclosure Action was filed in February 1994. As of September 30, 1996, interest in the amount of $213,000 was accrued, but unpaid, on the Note. Boatmen's has agreed to stay its foreclosure proceedings. Boatmen's answered the complaint and filed a motion for summary judgment to which the Partnership responded. Boatmen's motion for summary judgment was granted by the District Court. The Partnership appealed the summary judgment to the United States Court of Appeals for the Eighth Circuit which overturned the ruling of the District Court. The case has been remanded back to the District Court for the completion of discovery and trial. Pursuant to the Restoration Trust Account procedures described in Note 12, all of the Partnerships are sharing the expenses of this litigation and any recoveries resulting effectively from the partial or full cancellation of the alleged indebtedness will be allocated among the three Partnerships on the same basis as the restoration costs are currently being allocated via appropriate payments by the Partnership to its affiliated Partnerships.

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

15.  SUBSEQUENT EVENTS:
     ------------------

On November 15, 1996, the Partnership made distributions to the Limited Partners for the Third Quarter of 1996 of $350,000 amounting to approximately $14.00 per limited partnership interest.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------

INVESTMENT PROPERTIES AND NET INVESTMENT IN DIRECT FINANCING LEASES
-------------------------------------------------------------------

The investment properties, including equipment held by the Partnership at September 30, 1996, were originally purchased at a price, including acquisition costs, of approximately $20,136,000.

The Partnership is currently marketing for sale or lease the vacant land in Colorado Springs, Colorado and is pursuing a potential lease for the Porterhouse restaurant in Chicago, Illinois and the Chi Chi's restaurant in Grand Forks, North Dakota. Management will pursue all sale or leasing opportunities that may arise.

The net investment in direct financing leases, which includes the Partnership's specialty leasehold improvement leases, amounted to $218,000 at September 30, 1996, compared to $256,000 at December 31, 1995. The decrease of $38,000 was a result of principal payments received.

OTHER ASSETS
------------

Cash and cash equivalents, including cash restricted for real estate taxes held by the Partnership, were $1,066,000 at September 30, 1996, compared to $844,000 at December 31, 1995. The Partnership designated cash of $350,000 to fund the Third Quarter 1996 distributions to Limited Partners, $585,000 for the payment of accounts payable and accrued expenses, and the remainder represents reserves deemed necessary to allow the Partnership to operate normally. Cash generated through the operations of the Partnership's investment properties, sales of investment properties, and any recoveries of misappropriated funds by the former general partners will provide the sources for future fund liquidity and Limited Partner distributions.

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

DUE FROM AFFILIATED PARTNERSHIPS, DUE FROM FORMER AFFILIATES, ALLOWANCE FOR UNCOLLECTIBLE AMOUNTS DUE FROM FORMER AFFILIATES, AND DEFERRED INCOME
---------------------------------------------------------------------

Due from former affiliates represented misappropriated assets due from the former general partners and their affiliates in the amount of $621,000 at September 30, 1996. The receivable decreased from December 31, 1995 due to $503,000 of recoveries received from the former general partners and their affiliates, including amounts recovered from the Partnership's former accountants and attorneys.

The Partnership maintains a record of costs incurred in identifying or recovering the misappropriated assets. These amounts are expensed when incurred, and then, recorded on the balance sheet as a restoration cost receivable with a corresponding allowance for such receivable deemed uncollectible. These costs are considered due from the former general partners and their affiliates. Interest has been accrued on the misappropriated funds since January 1, 1993, at a rate of 9% per annum and has been included in the restoration cost receivable. The receivable increased from approximately $908,000 at December, 31, 1995, to $1,204,000 at September 30, 1996, and includes $575,000 of cumulative accrued interest.

The current General Partner is vigorously pursuing recovery of the misappropriated funds from the various sources and initially estimated an aggregate recovery of $3 million for the Partnerships, of which approximately $400,000 was allocated to the Partnership. As such, an allowance was established against amounts due from the former general partners and their affiliates reflecting the current General Partner's original estimate of probable loss from misappropriated amounts. This allowance was allocated among the Partnerships based on each Partnership's pro rata share of the total misappropriation. The amount of the allowance recorded by the Partnership was reduced by approximately $209,000 during the first nine months of 1996 due to recoveries received in excess of the original estimate.

The restoration costs are allocated among the Partnerships based on each Partnership's respective share of the misappropriation as discussed in Note 12 to the financial statements. The allocation is adjusted periodically to reflect any changes in the entire misappropriation. The Partnership's percentage of the allocation was reduced in 1993. Consequently, the Partnership had been paying more than its pro rata share of the costs. Accordingly, the Partnership recorded a receivable at December 31, 1993, in the amount of $295,000, due from DiVall 3 with a corresponding reduction reflected in professional expenses relating to the Investigation, former general partner removal expenses, and interim fund manager fees and expenses. Recoveries allocated to DiVall 3 have been used to partially repay amounts owed to the Partnership. At December 31, 1995, the remaining amount due from DiVall 3 was $106,000. During March 1996, the remaining amount due was repaid by DiVall 3 from its share of recoveries received.

As a result of the misappropriation and material weaknesses in the internal control structure of the Partnership prior to February 8, 1993, there can be no assurance that all transactions recorded by the Partnership prior to February 8, 1993, were appropriate transactions of the Partnership and properly reflected in the accompanying financial statements of the Partnership or that all transactions of the Partnership prior to February 8, 1993, including improper and unsupported transactions, have been identified and reflected in the accompanying financial statements of the Partnership as of September 30, 1996.

LIABILITIES
-----------

Mortgage notes payable decreased from $1,146,000 at December 31, 1995, to $1,136,000 at September 30, 1996, due to monthly principal payments made on the notes.

Accounts payable and accrued expenses at September 30, 1996, amounted to approximately $43,000. The majority of this balance represented accruals of legal and auditing fees.

Payable to tenant of $96,000 at December 31, 1996, represents a portion of the monthly payments received from a tenant which must be refunded to them, due to their not achieving specified sales goals. This amount was credited against current rents during 1996.

Real estate taxes payable amounted to $41,000 at September 30, 1996, compared to $88,000 at December 31, 1995. The decrease is primarily a result of amounts accrued for 1995 taxes on vacant properties which were paid in 1996.

PARTNERS' CAPITAL
-----------------

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

Cash distributions paid to the Limited Partners and to the General Partner during 1996 of $1,485,000 and $4,786, respectively, have also been made in accordance with the amended Partnership Agreement. The Third Quarter 1996 distribution of $350,000 was paid to the Limited Partners on November 15, 1996.

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

The Partnership reported net income for the quarter ended September 30, 1996, in the amount of $308,000 compared to $267,000 for the quarter ended September 30, 1995. For the nine months ended September 30, 1996 and 1995, net income totaled $1,197,000 and $825,000, respectively. Net income for 1996 includes a $164,000 lease termination fee received from the tenant of a Chi Chi's restaurant, which is being recorded as income in the current period because management expects to have a new lease in place prior to the end of 1996. Results for all periods were less than would be expected from "normal" operations, primarily because of costs associated with the misappropriation of assets by the former general partners and their affiliates, and modifications to leases. The costs related to the misappropriation increased significantly during the First Quarter of 1996 as the lawsuit against the former general partner accountants and attorneys got closer to trial and due to the payment of contingent fees related to the settlement of the litigation. These costs decreased during the remainder of 1996 due to the settlement of the litigation.

REVENUES
--------

Total revenues were $504,000 and $504,000 for the quarters ended September 30, 1996 and 1995, respectively, and were $1,939,000 and $1,510,000 for the nine months ended September 30, 1996 and 1995, respectively. Revenue for 1996 includes a $209,000 adjustment to the write-off of amounts due from the former general partners, and a $164,000 lease termination fee.

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

EXPENSES
--------

For the quarters ended September 30, 1996 and 1995, cash expenses amounted to approximately 21% and 29% of total revenues, respectively. For the nine months ended September 30, 1996 and 1995, cash expenses totaled approximately 25% and 27%, respectively. Total expenses, including non-cash items, amounted to approximately 39% and 47% of total revenues for the quarters ended September 30, 1996 and 1995, and 38% and 45% for the nine months ended September 30, 1996 and 1995, respectively. Items negatively impacting expenses include expenses incurred primarily in relation to the misappropriation of assets by the former general partners and their affiliates and interest expense.

For the nine months ended September 30, 1996 and 1995, expenses incurred in relation to the misappropriated assets amounted to $164,000 and $86,000, respectively. Future expenses incurred in relation to the misappropriation should have only a minimal impact on the Partnership.

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

Plans of reorganization have been filed in some of the bankruptcies, and settlement agreements in many of the Private Partnerships have been reached. Settlements in eighteen (18) of the bankruptcies to date have resulted in cash payments to the Partnerships of a total of $580,000 and notes secured by subordinated mortgages in the aggregate amount of $625,000. Two of the settlement notes have subsequently been sold for a total $50,000, and an option has been granted to purchase the remaining note for $125,000. The Partnership is continuing to vigorously defend its interests in the remaining bankruptcies.

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

On March 24, 1994, the Partnership filed a complaint in the United States District Court for the Western District of Missouri against Boatmen's First National Bank of Kansas City ("Boatmen's") seeking a declaratory judgment that Boatmen's has no right or interest in a promissory note executed in the name of the Partnership by the former general partners (the "Note") secured by mortgages on five Partnership properties, and further seeking an injunction against foreclosure proceedings instituted against a Partnership property located in Dallas, Texas, under a first deed of trust and security agreement given to secure the Note (the "Foreclosure"). As further described in Note 6 to the Financial Statements included in Part I, Item 1 of this report, the former general partners borrowed $600,000 during or before 1991 from Metro North State Bank (the note is now held by Boatmen's). The proceeds of the Note were not received by the Partnership. As of September 30, 1996, the Partnership had not paid debt service on the Note. The Partnership received a notice of default on the Note in October 1993, and the Foreclosure Action was filed in February 1994. As of September 30, 1996, interest in the amount of $213,000 had been accrued, but was unpaid on the Note. The interest accrual has been recorded at the face rate of the note. If the Partnership loses the dispute, additional interest amounting to approximately $232,000 representing the default interest, may be due. Boatmen's has agreed to stay its foreclosure proceedings. Boatmen's answered the complaint and filed a motion for summary judgment to which the Partnership responded. Boatmen's motion for summary judgment was granted by the District Court. The Partnership appealed the summary judgment to the United States Court of Appeals for the Eighth Circuit which overturned the ruling of the District Court. The case has been remanded back to the District Court for the completion of discovery and trial. Pursuant to the Restoration Trust Account procedures described in Note 12 to the Financial Statements, included in Part I,
Item 1 of this report, all of the Partnerships are sharing the expenses of this litigation and any recoveries resulting effectively from the partial or full cancellation of the alleged indebtedness will be allocated among the three Partnerships on the same basis as the restoration costs are currently being allocated via appropriate payments by the Partnership to its affiliated Partnerships.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Listing of Exhibits:

     28.0 Correspondence to the Limited Partners dated November 15, 1996 regarding the Third Quarter 1996 distribution.

(b)  Report on Form 8-K:

     The Registrant filed no reports on Form 8-K during the third quarter of fiscal year 1996.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DIVALL INSURED INCOME FUND LIMITED PARTNERSHIP



By:    The Provo Group, Inc., General Partner



By:    /s/ Bruce A. Provo
       --------------------------
       Bruce A. Provo, President

Date:  November 13, 1996



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By:    The Provo Group, Inc., General Partner



By:    /s/ Bruce A. Provo
       -----------------------------
       Bruce A. Provo, President

Date:  November 13, 1996



By:    /s/ Kristin J. Atkinson
       -----------------------------
       Kristin J. Atkinson
       Vice President - Finance and Administration

Date:  November 13, 1996