Form 10-K
period 1996-12-31
DIVALL INSURED INCOME FUND LTD PARTNERSHIP
filed 1997-03-28
CIK 786974

                                   FORM 10-K
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended     December  31, 1996
                               -------------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________ to ___________________


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


     Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Limited Partnership Interests

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes     X     No_________
                                          ---------

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

              Index to Exhibits located on page:      37 - 38
                                                   -----------------

                                    PART I
ITEM 1.  BUSINESS

BACKGROUND
----------

The Registrant, DiVall Insured Income Fund Limited Partnership (the "Partnership"), is a limited partnership organized under the Wisconsin Uniform Limited Partnership Act pursuant to an Agreement of Limited Partnership dated as of November 29, 1985, and amended as of September 15, 1986, June 16, 1987, February 8, 1993, May 26, 1993, and June 30, 1994. As of December 31, 1996, the Partnership consisted of one General Partner and 1,787 Limited Partners owning an aggregate of 25,000 Limited Partnership Interests (the "Interests") acquired at a public offering price of $1,000 per Interest before volume discounts. The Interests were sold commencing September 17, 1986, pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933 (Registration 33-
2552) as amended. On March 16, 1988, the Partnership closed the offering at the maximum offering amount of 25,000 Interests ($25,000,000), providing net proceeds to the Partnership after volume discounts and offering costs of $22,270,578.

The Partnership is currently engaged in the business of owning and operating its investment portfolio (the "Properties") of commercial real estate and recovering the assets misappropriated by the former general partners and/or their affiliates. The misappropriation is more fully discussed under Recent Developments. The Properties are leased on a triple net basis to, and operated by, franchisors or franchisees of national, regional and local retail chains under long-term leases. The lessees consist of fast-food, family style, and casual/theme restaurants. At December 31, 1996, the Partnership owned 22 properties and a parcel of undeveloped land, as more fully described in Item 2.

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

A preliminary investigation during 1992 by the Office of the Commissioner of Securities for the State of Wisconsin and the Securities and Exchange Commission (the "Investigation"), revealed that during at least the four years ended December 31, 1992, two of the former general partners of the Partnership, Gary
J. DiVall ("DiVall") and Paul E. Magnuson ("Magnuson") had transferred substantial cash assets of the Partnership and two affiliated publicly registered partnerships, DiVall Insured Income Properties 2 Limited Partnership ("DiVall 2") and DiVall Income Properties 3 Limited Partnership ("DiVall 3") (collectively the "Partnerships") to various other entities previously sponsored by or otherwise affiliated with DiVall and Magnuson. The unauthorized transfers were in violation of the respective Partnership Agreements. The aggregate amount of the misappropriation, related costs and 9% interest accrued since January 1, 1993, is approximately $14,000,000, net of recoveries, of which $1,808,000 has been allocated to the Partnership.

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

ADVISORY BOARD
--------------

The concept of the Advisory Board was first introduced by TPG during the solicitation of written consents for the Partnerships and is the only type of oversight body known to exist for similar partnerships at this time. The first Advisory Board was appointed in October 1993, and held its first meeting in November 1993. The four person Board is empowered to, among other functions, review operational policies and practices, review extraordinary transactions, and advise and serve as an audit committee to the Partnership and the General Partner. The Advisory Board does not have the authority to direct management decisions or policies or remove the General Partner. The powers of the Board are advisory only. The Board has full and free access to the Partnership's books and records, and individual Board members have the right to communicate directly with the Limited Partners concerning Partnership business. Members of the Board are compensated $3,000 annually and $1,200 for each quarterly meeting attended.

The Board currently consists of a broker dealer representative, D. Todd Witthoeft of Nelson Witthoeft Financial; and a Limited Partner from each of the three Partnerships: Gerhard Zoller from the Partnership, Richard Otte from DiVall 2, and Dr. Albert Eschen from DiVall 3. The position of industry representative was created for approximately a three (3) year period which ended January 31, 1996. For a brief description of each Board member, refer to Item 10, Directors and Executive Officers of the Registrant.

RESTORATION PLAN
----------------

TPG, upon the commencement of its management of the Partnerships, developed a strategy (the "Restoration Plan" or "Plan") for recovering as much of the amounts misappropriated by the former general partners and their affiliates as possible. The Plan focuses on recovery from the following sources: (a) personal property, (b) promissory notes, (c) land contracts, (d) litigation, and
(e) PMA savings.

     A.   Personal Property.  DiVall and Magnuson appear to have very few
          -----------------
          unencumbered personal assets which would materially benefit the Partnerships. The Partnerships have obtained security interests in substantially all of DiVall and Magnuson's assets which have been identified. The security interests included a mortgage on DiVall's residence and surrounding farm land which was subsequently sold to a third party.

     B.   Promissory Notes.  Pursuant to the PMA, DiVall, Magnuson, and entities
          ----------------
          owned by them, granted the Partnership a security interest in certain promissory notes and mortgages due from other DiVall related entities (the "Private Partnerships"). Recovery of amounts due under these notes is substantially complete, but the amount of such recoveries has been significantly discounted because many of the Private Partnerships are currently involved in bankruptcy proceedings. See Item 3, Legal Proceedings, for additional information regarding the bankruptcy proceedings of the Private Partnerships.

     C.   Land Contracts.  The Partnerships were assigned two land contracts
          --------------
          from the Partnership's former general partners. These contracts were not originally identified nor assigned in connection with the PMA, and settlements have been received on these contracts.

     D.   Litigation.  The Partnerships have initiated lawsuits against the
          ----------
          Partnership's former auditors, former securities counsel, former general partners and a former affiliate. Settlements were received in these lawsuits during 1996. Refer to Item 3, Legal Proceedings, and
          Note 12 to the financial statements included in Item 8 below for additional information concerning the settlement of these lawsuits.

     E.   PMA Savings.  Pursuant to the terms of the PMA, The Provo Group, Inc.
          -----------
          is to account to the former general partners for all of the following which are avoided or reduced by implementation of the PMA: (I) Fees payable to the general partner or entities controlled by the general partner, (ii) brokerage commissions, and (iii) residuals. Under the PMA, all such savings shall be credited against the amount owed the Partnership by the former general partners.

Total amounts recovered at December 31, 1996, amounted to $5,161,000, of which approximately $667,000 was allocated to the Partnership. Currently, there are few potential sources of recovery remaining.

The total amounts due the Partnerships from the former general partners and their affiliates as of December 31, 1996, as a result of the misappropriation of assets, approximates $14,000,000, net of recoveries, which includes the amount of the misappropriation discovered to date, related costs, and 9% interest accrued since January 1, 1993.

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

At December 31, 1996, the Partnership owned the following restaurant Properties:

                                                                                            Lease
Acquisi-     Property Name &                                  Purchase      Rental Per      Expiration      Renewal
tion Date    Address                 Lessee                   Price (1)     Annum           Date            Options
---------    -------                 ------                   ---------     ----------      -----------     -------
 03/27/87    Denny's                 DenAmerica, Inc.          $  849,299       $ 66,000     03-31-2013        (3)
             827 Park Ave.
             Beaver Dam, WI

 06/30/87    BW-3                    DenAmerica, Inc.(5)          985,050         66,000     01-15-2013        (3)
             502 N Blake Rd
             Hopkins, MN

 10/08/87    Fazoli's                Fazoli's Restaurants,        605,076(2)      45,504     05-29-2005        (3)
             3600 Merle Hay Rd       Inc.
             Des Moines, IA

 07/08/87    Taco Cabana             TP Acquisition Corp.       1,308,153        132,000     06-30-2007        (4)
             4355 Camp Wisdom
             Dallas, TX

                                                                                               Lease
Acquisi-     Property Name &                                   Purchase        Rental Per      Expiration      Renewal
tion Date    Address                 Lessee                    Price (1)       Annum           Date            Options
---------    -------                 ------                    ---------       ----------      -----------     -------
01/08/87     Taco Cabana             TP Acquisition Corp.       1,474,569        132,000       06-30-2007        (4)
             1505 N Collins St.
             Arlington, TX

09/28/87     Taco Cabana             TP Acquisition Corp.       1,257,596        132,000       06-30-2007        (4)
             12475 NW Hwy &
             Shiloh Rd
             Dallas, TX

10/27/87     Chi-Chi's Mexican       Chi Chi's, Inc.            1,042,730        136,260       10-31-2007        None
             1030 Clairemont Ave.
             Eau Claire, WI

12/01/87     Popeye's                Bysom Enterprises,           610,893         81,420       10-31-2007        None
             Famous Chicken          Ltd.
             7430 S Stoney
             Island Ave
             Chicago, IL

12/01/87     Popeye's                Bysom Enterprises,           579,295         77,280       10-31-2007        None
             Famous Chicken          Ltd.
             300 E 35th St.
             Chicago, IL

12/01/87     Popeye's                Bysom Enterprises,           610,893         81,420       10-31-2007        None
             Famous Chicken          Ltd.
             346 E 95th St.
             Chicago, IL

12/01/87     Popeye's                Bysom Enterprises,           484,501         64,620       09-30-2007        None
             Famous Chicken          Ltd.
             111 W 75th St.
             Chicago, IL

12/01/87     Popeye's                Bysom Enterprises,           473,968         63,180       09-30-2007        None
             Famous Chicken          Ltd.
             818 E 47th St.
             Chicago, IL

12/01/87     Popeye's                Bysom Enterprises,           631,958         84,180      10-31-2007         None
             Famous Chicken          Ltd.
             8732 S Stoney
             Island Ave
             Chicago, IL

12/01/87     Popeye's                Bysom Enterprises,           437,105         58,260     09-30-2007          None
             Famous Chicken          Ltd.
             5431 S Halsted
             Chicago, IL

12/23/87     Rio Bravo               Manzana Grand, Inc.          984,801        100,000     10-31-2006          (3)
             3000 32nd Ave, S
             Grand Forks, ND

12/24/87     Denny's                 DenAmerica, Inc.           1,174,670        136,500     01-24-2010          (3)
             10614 N 43rd Ave                                          (2)
             Glendale, AZ

                                                                                             Lease
Acquisi-     Property Name &                                  Purchase        Rental Per     Expiration      Renewal
tion Date    Address                 Lessee                   Price (1)       Annum          Date            Options
---------    -------                 ------                   ---------       ----------     -----------     -------
12/24/87     Denny's                 DenAmerica, Inc.           1,164,707        136,500     01-24-2010        (3)
             87th and Grand Ave                                        (2)
             Peoria, AZ

 03/18/88    Denny's                 DenAmerica, Inc.           1,091,710        139,980     11-06-2010        (3)
             7605 E McDowell                                           (2)
             Scottsdale, AZ

 03/18/88    Denny's                 DenAmerica, Inc.           1,067,254        139,980     11-25-2010        (3)
             1231 W Baseline                                           (2)
             Mesa, AZ

 03/24/88    Hardee's                Hardee's Food              1,026,931         72,000     03-31-2008        (3)
             838 E Johnson St        Systems, Inc.
             Fond du Lac, WI

 03/25/88    Taco Cabana             TP Acquisition Corp.       1,369,243        132,000     06-30-2007        (4)
             1827 Greenville Ave
             Dallas, TX

 04/15/88    BJ's Market             BJ's, Inc.                   905,807         60,000     03-31-2000        (4)
             8736 S Stoney
             Island Ave
             Chicago, IL

Footnotes:

(1)  Purchase price includes all costs incurred to acquire the property.
(2)  Purchase price includes the cost of equipment.
(3)  Two five-year renewal options available.
(4)  One five-year renewal option available.
(5) This tenant has subleased the property to Stone Canyon, Inc., the operator of BW-3.

The BW-3 restaurant (formerly Denny's) in Hopkins, Minnesota, was vacated by the tenant in September 1994. The property's lease, however, does not expire until 2013, and the tenant continued to make all payments required by the lease. During March 1995, the tenant executed a lease with a sub-tenant, Stone Creek, Inc. for the property. During the first quarter of 1997, the tenant, DenAmerica, notified the Partnership that it wants to be released from the lease on this property as well as the Denny's in Beaver Dam, Wisconsin. Management is currently working with DenAmerica to resolve the issue.

On January 26, 1995, the Partnership evicted the tenant and took possession of the Porterhouse restaurant in Chicago, Illinois. The tenant of this property had been delinquent throughout 1994. However, bankruptcy issues with the tenant impacted the Partnership with respect to the appropriate or allowable actions in dealing with the tenant's eviction. During January 1997, a new lease was entered into for the property with the tenant of BJ's Market.

The tenant of the Partnership's Hardee's restaurant has experienced sales difficulties over the past three years. Management entered into a one-year lease modification in an effort to avoid having the tenant vacate the property, which reduced 1996 rents by approximately $40,000. Additionally, delinquent rent totaling approximately $19,000 was capitalized into a five (5) year note accruing interest at 10% per annum. The Partnership recorded an allowance for uncollectible rent for the amount capitalized at December 31, 1995.

During the Fourth Quarter of 1996, management terminated the lease with the tenant and entered into a new lease with Hardee's Food Systems, Inc. In connection with this transaction, the capitalized rent was received. The new lease resulted in annual rents which are $57,000 lower than the previous tenant's contract rent and $18,000 lower than the 1996 adjusted rent.

In addition to the 22 restaurant properties, the Partnership also owns a vacant parcel of land in Colorado Springs, Colorado. This land was acquired in 1987 for an original acquisition cost of $356,549, from Rocky Mountain Investment Corporation ("RMIC"), an affiliate of the former general partners. The Partnership had intended to build a Rocky Rococo restaurant on the land and lease it back to RMIC, but RMIC, as the result of subsequent financial difficulties, did not meet conditions for a lease. In connection with the Partnership's purchase, RMIC executed an agreement whereby it promised to pay the Partnership an amount equal to a 14.5% per annum return on the purchase price of the property, from the date of purchase. RMIC's obligations under the agreement were personally guaranteed by Gary DiVall, a former general partner. As of December 31, 1996, rent obligations and carrying costs due under this agreement, amounted to approximately $270,000 and are not reflected in the Partnership's financial statements as they are deemed uncollectible. The Partnership wrote down the cost of the land to its estimated net realizable value at December 31, 1993 of $250,000 and further reduced the carrying value to $200,000 during 1996. Management is currently attempting to sell the undeveloped parcel.

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

E & Y also filed third-party claims alleging fraud and negligence on the part of the Partnerships' former securities law firm, Quarles & Brady. The Partnerships also filed claims against Magnuson, DiVall, DiVall Real Estate Investment Corporation, David Shea, and Quarles & Brady.

The trial of the case was scheduled to take place in Iowa County, Wisconsin, beginning on March 20, 1996. Shortly before trial, the Partnerships reached a resolution of their claims against Quarles & Brady. A resolution of the claims against Ernst & Young was reached after opening statements. As a result of these settlements, net proceeds to the Partnership, after the payment of contingent legal fees and related costs, totaled approximately $300,000.

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

The Partnership's experience in those bankruptcy cases that have concluded, either through the approval of Plans of Reorganization, dismissal of the bankruptcies, settlements or a combination of the foregoing, is that (i) the value of the obligations of the Private Partnerships assigned to the Partnerships have been at a significant discount to their face amounts, and (ii) the General Partner interests in such Private Partnerships often have little economic value. The Partnership's recoveries in these bankruptcies have been on a steeply discounted basis.

Plans of reorganization have been filed in the bankruptcies, and settlement agreements in all of the Private Partnerships have been reached. Settlements in the bankruptcies have resulted in cash payments to the Partnerships of a total of $720,000 and notes secured by subordinated mortgages in the aggregate amount of $625,000. The Partnerships subsequently sold the secured notes for a total of $175,000.

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

On March 24, 1994, the Partnership filed a complaint in the United States District Court for the Western District of Missouri against Boatmen's First National Bank of Kansas City ("Boatmen's") seeking a declaratory judgment that Boatmen's has no right or interest in a promissory note executed in the name of the Partnership by the former general partners (the "Note") secured by mortgages on five Partnership properties, and further seeking an injunction against foreclosure proceedings instituted against a Partnership property located in Dallas, Texas, under a first deed of trust and security agreement given to secure the Note (the "Foreclosure"). As further described in Note 6 to the Financial Statements included in Part II, Item 8 of this report, the former general partners borrowed $600,000 during or before 1991 from Metro North State Bank (the note is now held by Boatmen's). The proceeds of the Note were not received by the Partnership. As of December 31, 1996, the Partnership had not paid debt service on the Note. The Partnership received a notice of default on the Note in October 1993, and the Foreclosure Action was filed in February 1994. As of December 31, 1996, interest in the amount of $226,000 had been accrued, but was unpaid on the Note. The interest accrual has been recorded at the face rate of the note. If the Partnership loses the dispute, additional interest amounting to approximately $246,000 representing the default interest, may be due. Boatmen's has agreed to stay its foreclosure proceedings. Boatmen's answered the complaint and filed a motion for summary judgment to which the Partnership responded. Boatmen's motion for summary judgment was granted by the District Court. The Partnership appealed the summary judgment to the United States Court of Appeals for the Eighth Circuit which overturned the ruling of the District Court. The case has been remanded back to the District Court for the completion of discovery and trial. The trial of the case is scheduled to begin on June 23, 1997. Pursuant to the Restoration Trust Account procedures described in Note 11 to the Financial Statements, included in Part II, Item 8 of this report, all of the Partnerships are sharing the expenses of this litigation, and any recoveries resulting effectively from the partial or full cancellation of the alleged indebtedness will be allocated among the three Partnerships on the same basis as the restoration costs are currently being allocated via appropriate payments by the Partnership to its affiliated Partnerships.

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

(b) As of December 31, 1996, there were 1,787 record holders of limited partnership interests in the Partnership.

(c) The Partnership Agreement, as amended, provides for distributable net cash receipts of the Partnership to be distributed on a quarterly basis, 99% to the Limited Partners and 1% to the General Partner, subject to the limitations on distributions to the General Partner described in the Amended Partnership Agreement. During 1996 and 1995, $1,835,000 and $1,790,000, respectively, were distributed in the aggregate to the Limited Partners. The General Partner received aggregate distributions of $6,045 in 1996 and $3,624 in 1995.

ITEM 6.  SELECTED FINANCIAL DATA

                DIVALL INSURED INCOME FUND LIMITED PARTNERSHIP
                       (a Wisconsin limited partnership)

                 December 31, 1996, 1995, 1994, 1993 and 1992
                 (not covered by Independent Auditors' Report)

    ------------------------------------------------------------------------------------------
                                  1996         1995         1994         1993         1992
    ------------------------------------------------------------------------------------------
    Total Revenue              $ 2,534,391  $ 2,047,636  $ 2,767,500  $ 2,689,405  $ 2,554,921
    ------------------------------------------------------------------------------------------
    Net Income                   1,511,229    1,065,084    1,059,888      872,828      457,119
    ------------------------------------------------------------------------------------------
    Net Income per
    Limited Partner
    Interest                         59.84        42.18        41.97        34.64        16.46
    ------------------------------------------------------------------------------------------
    Total Assets                17,050,623   17,593,806   18,295,553   20,482,154   20,963,059
    ------------------------------------------------------------------------------------------
    Total Partners' Capital     15,512,827   15,842,643   16,571,183   17,055,050   17,926,985
    ------------------------------------------------------------------------------------------
    Cash Distributions per
    Limited Partnership
    Interest                        73.40        71.60        61.60        69.90        67.17
    ------------------------------------------------------------------------------------------

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------

INVESTMENT PROPERTIES AND NET INVESTMENT IN DIRECT FINANCING LEASES
-------------------------------------------------------------------

The investment properties, including equipment held by the Partnership at December 31, 1996, were originally purchased at a price, including acquisition costs, of approximately $20,136,000.

The Partnership is currently marketing for sale or lease the vacant land in Colorado Springs, Colorado. During January 1997, the Partnership executed a lease for the Porterhouse restaurant in Chicago, Illinois with the tenant of BJ's Market.

During June 1996, the tenant of one of the Partnership's Chi-Chi's restaurants vacated the property and paid a lease termination fee of $164,000, representing one year's rent, real estate taxes and security deposit. During the Fourth Quarter of 1996, a new lease was executed for the property with the tenant of Rio Bravo.

The net investment in direct financing leases, which includes the Partnership's specialty leasehold improvement leases, amounted to $204,000 at December 31, 1996, compared to $256,000 at December 31, 1995. The decrease of $52,000 was a result of principal payments received during the year.

OTHER ASSETS
------------

Cash and cash equivalents, including cash restricted for real estate taxes held by the Partnership, were $1,038,000 at December 31, 1996, compared to $844,000 at December 31, 1995. The Partnership designated cash of $350,000 to fund the Fourth Quarter 1996 distributions to Limited Partners paid in February 1997, $560,000 for the payment of year-end accounts payable and accrued expenses, and the remainder represents reserves deemed necessary to allow the Partnership to operate normally. The increase in cash is primarily due to recoveries received during the Fourth Quarter of 1996 as well as the collection of capitalized rent from Terratron, the former tenant of the Partnership's Hardee's restaurant. Cash generated through the operations of the Partnership's investment properties, sales of investment properties, and any recoveries of misappropriated funds by the former general partners will provide the sources for future fund liquidity and Limited Partner distributions.

The Partnership established an Indemnification Trust (the "Trust") during the Fourth Quarter of 1993 and deposited $100,000 in the Trust during 1993, $90,000 during 1994, and $60,000 during 1995. The provision to establish the Trust was included in the Permanent Manager Agreement for the indemnification of TPG, in the absence of fraud or gross negligence, from any claims or liabilities that may arise from TPG acting as Permanent Manager. The Trust is owned by the Partnership. For additional information regarding the Trust, refer to Note 10 to the financial statements included in Item 8 of this report.

DUE FROM AFFILIATED PARTNERSHIPS, DUE FROM FORMER AFFILIATES, ALLOWANCE FOR
---------------------------------------------------------------------------
UNCOLLECTIBLE AMOUNTS DUE FROM FORMER AFFILIATES, DUE TO AFFILIATED PARTNERSHIPS
--------------------------------------------------------------------------------

Due from former affiliates represented misappropriated assets due from the former general partners and their affiliates in the amount of $555,000 at December 31, 1996. The receivable decreased from the prior year due to $569,000 of recoveries received during the year from the former general partners and their affiliates, including a settlement received from the Partnership's former accountants and attorneys.

The Partnership maintains a record of costs incurred in identifying or recovering the misappropriated assets. These amounts are expensed when incurred, and then, recorded on the balance sheet as a restoration cost receivable with a corresponding allowance for such receivable deemed uncollectible. These costs are considered due from the former general partners and their affiliates. Interest has been accrued on the misappropriated funds since January 1, 1993, at a rate of 9% per annum and has been included in the restoration cost receivable. The receivable increased from approximately $908,000 at December, 31, 1995, to $1,253,000 at December 31, 1996, and includes $616,000 of cumulative accrued interest.

In 1993, the current General Partner estimated an aggregate recovery of $3 million for the Partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the Partnerships based on each Partnership's pro rata share of the total misappropriation. Through December 31, 1996, $5,160,000 of recoveries have been received which exceeded the original estimate of $3 million. As a result, the Partnership has recognized $275,000 as income, which represents its share of the excess recovery. The current General Partner continues to pursue recoveries of the misappropriated funds, however no further significant recoveries are anticipated.

The restoration costs are allocated among the Partnerships based on each Partnership's respective share of the misappropriation as discussed in Note 11 to the financial statements included in Item 8 of this report. The allocation is adjusted periodically to reflect any changes in the entire misappropriation. The Partnership's percentage of the allocation was reduced in 1993. Consequently, the Partnership had been paying more than its pro rata share of the costs. Accordingly, the Partnership recorded a receivable at December 31, 1993, in the amount of $295,000, due from DiVall 3 with a corresponding reduction reflected in professional expenses relating to the Investigation, former general partner removal expenses, and interim fund manager fees and expenses. Recoveries allocated to DiVall 3 were used to repay amounts owed to the Partnership. During 1996, the amount due from DiVall 3 was fully repaid.

LIABILITIES
-----------

Mortgage notes payable decreased from $1,146,000 at December 31, 1995, to $1,015,000 at December 31, 1996, due to monthly principal payments made on the notes as well as additional principal reductions made from excess cash flows.

Accounts payable and accrued expenses at December 31, 1996, amounted to approximately $48,000. The majority of this balance represented year-end accruals of legal and auditing fees. The decrease is primarily due to the payment of out-of-pocket costs related to the lawsuit against the Partnership's former accountants and attorneys, which had been accrued in 1996.

Payable to tenant of $96,000 at December 31, 1995, represented a portion of the monthly payments received from a tenant which must be refunded to them, due to their not achieving specified sales goals. This amount was used to offset rental payments due from the tenant during 1996.

Real estate taxes payable amounted to $72,000 at December 31, 1996, compared to $88,000 at December 31, 1995. The decrease is primarily a result of a reduction in the real estate tax assessment on the former Porterhouse property which was vacant during 1996.

Due to the current General Partner amounted to $26,000 at December 31, 1996, representing a true-up of the general partner's management fee, a leasing commission for the lease of a Hardee's restaurant, and the Fourth Quarter distribution, all of which were paid in 1997.

PARTNERS' CAPITAL
-----------------

Net income for the year was allocated between the General Partner and the Limited Partners, 1% and 99%, respectively, as provided in the Partnership Agreement and the Amendment to the Partnership Agreement, as discussed more fully in Note 4 of the financial statements included in Item 8 of this report. The former general partners' capital account balance was reallocated to the Limited Partners at December 31, 1993. Refer to Note 13 to the financial statements included in Item 8 of this report for additional information regarding the reallocation.

Cash distributions paid to the Limited Partners and to the General Partner during 1996 of $1,835,000 and $6,045, respectively, have also been made in accordance with the amended Partnership Agreement. The Fourth Quarter 1996 distribution of $350,000 was paid to the Limited Partners on February 15, 1997.

RESULTS OF OPERATIONS:
----------------------

Management believes that the financial results of 1996 are not indicative of "normal" Partnership operations. There are many events which occurred since the discovery of the misappropriations in 1992 which have had a negative impact on financial results. Some of these events will continue to have a negative impact on the Partnership in the future. However, the settlement of litigation against the Partnerships' former accountants and attorneys should result in operating results going forward which more closely represent "normal" operations than what has been experienced during the past four years.

The Partnership reported net income for the year ended December 31, 1996, in the amount of $1,511,000 compared to $1,065,000 for the year ended December 31, 1995, and net income for the year ended December 31, 1994, of $1,060,000. Results for all three years were different than would be expected from "normal" operations, primarily because of costs associated with the misappropriation of assets by the former general partners and their affiliates, modifications to leases, non-cash write-offs, and real estate taxes. Results for 1996 were also impacted by a lease termination fee received and the reversal of a portion of the former general partner receivable write-off. The costs associated with the misappropriation increased significantly during 1995 and 1996 as the lawsuit against the former general partner accountants and attorneys got closer to trial and as a result of contingent fee payments made in connection with the settlement.

REVENUES
--------

Total revenues were $2,534,000, $2,048,000 and $2,768,000 for the years ended December 31, 1996, 1995 and 1994. Rental revenue in 1996 and 1995 reflects a decline of approximately $400,000 compared with 1994 as a result of three (3) Wendy's properties sold in 1994. Revenue for 1994 includes a gain of $309,000 on the sales of three (3) Wendys restaurants in Florida. Revenue for 1996 includes lease modification fees in the amount of $164,000 from Chi-Chi's and a recovery of $275,000 for a portion of the former general partner receivable which had previously been written off.

Based on leases currently in place on the remaining owned properties, total revenues should approximate $2,000,000 annually. Future revenues may decrease with tenant defaults and/or sales of Partnership properties. They may also increase with additional rents due from tenants, if those tenants experience sales levels which require the payment of additional rent to the Partnership.

EXPENSES
--------

For the years ended December 31, 1996, 1995, and 1994, cash expenses amounted to approximately 24%, 29% and 30% of total revenues, respectively. Total expenses, including non-cash items, amounted to approximately 40%, 48%, and 62% of total revenues for the years ended December 31, 1996, 1995, and 1994, respectively. Items negatively impacting expenses during the last three years include expenses incurred primarily in relation to the misappropriation of assets by the former general partners and their affiliates, interest expense, non-cash write offs, property write-downs, and real estate taxes.

For the years ended December 31, 1996, 1995, and 1994, expenses incurred in relation to the misappropriated assets amounted to $169,000, $133,000, and $73,000, respectively. Future expenses incurred in relation to the misappropriation should have a minimal impact on the Partnership.

Interest expense for 1996 amounted to $107,000 compared to $111,000 in 1995 and $188,000 in 1994. Three notes repaid during November 1994 had a favorable affect on interest expense during 1996 and 1995.

Additional expenses impacting operating results are write-offs of uncollectible rent, and write-downs of property to their estimated net realizable values. All of these items, including depreciation, are non-cash items and do not affect current operating cash flow of the Partnership or distributions to the Limited Partners.

Write-offs for uncollectible rents and receivables amounted to $9,000, $24,000, and $73,000, during 1996, 1995, and 1994 respectively. The write-offs are the result of defaults as well as modifications to several property leases since inception of the Partnership.

The Partnership wrote down the carrying value of the former Porterhouse restaurant in Chicago, Illinois, during 1994 by $331,000 to a new carrying value of $380,000 which management believes is more reflective of its net realizable value. During 1996, the Colorado land was written down to its estimated net realizable value of $200,000, resulting in a $50,000 charge to income.

Real estate tax expenses for 1995 and 1994 were inordinately high as former management allowed these taxes to become delinquent for several years while interest and penalties accumulated, along with new liabilities incurred on vacant properties and defaulted tenants. The Partnership incurred real estate taxes on behalf of tenants in the amounts of $30,000, $64,000, and $130,000 for the years ended December 31, 1996, 1995, and 1994, respectively.

INFLATION:
----------

Inflation has a minimal effect on operating earnings and related cash flows from a portfolio of triple net leases. By their nature, such leases actually fix revenues and are not impacted by rising costs of maintenance, insurance, or real estate taxes. Although the majority of the Partnership's leases have percentage rent clauses, revenues from percentage rents represented only 5% of fixed rental income for 1996. If inflation causes operating margins to deteriorate for lessees if expenses grow faster than revenues, then, inflation may well negatively impact the portfolio through tenant defaults.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                DIVALL INSURED INCOME FUND LIMITED PARTNERSHIP
                ----------------------------------------------

                       (a Wisconsin limited partnership)
                       ---------------------------------

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                  -------------------------------------------


                                                                 Page
                                                                 ----
           Report of Independent Public Accountants   ..........   17

           Balance Sheets, December 31, 1996 and 1995 ..........   18 - 19

           Statements of Income for the Years
           Ended December 31, 1996, 1995, and 1994    ..........   20

           Statements of Partners' Capital for the
           Years Ended December 31, 1996, 1995, and
           1994                                       ..........   21

           Statements of Cash Flows for the Years
           Ended December 31, 1996, 1995, and 1994    ..........   22 - 23

           Notes to Financial Statements              ..........   24 - 34

           Schedule III--Real Estate and Accumulated
           Depreciation                               ..........   39

                              ARTHUR ANDERSEN LLP

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of
Divall Insured Income Fund Limited Partnership:

We have audited the accompanying balance sheets of Divall Insured Income Fund Limited Partnership (the Partnership) as of December 31, 1996 and 1995, and the related statements of income, partners' capital and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Divall Insured Income Fund Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This scheduled has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Arthur Andersen LLP

Chicago, Illinois
March 13, 1997

                DIVALL INSURED INCOME FUND LIMITED PARTNERSHIP

                                BALANCE SHEETS

                          DECEMBER 31, 1996 AND 1995
                          --------------------------

                                    ASSETS

                                                          December 31,   December 31,
                                                             1996           1995
                                                         -------------  -------------
INVESTMENT PROPERTIES AND EQUIPMENT:(NOTE 3 AND 6)
     Land                                                 $ 7,308,073    $ 7,358,073
     Buildings and improvements                            12,070,525     12,070,525
     Equipment                                                246,896        246,896
     Accumulated depreciation                              (4,430,396)    (4,078,904)
                                                          -----------    -----------

          Net investment properties and equipment          15,195,098     15,596,590
                                                          -----------    -----------

NET INVESTMENT IN DIRECT FINANCING LEASES:(NOTE 8)            203,934        256,359
                                                          -----------    -----------

OTHER ASSETS:
     Cash and cash equivalents                              1,019,582        815,512
     Cash restricted for real estate taxes                     18,048         28,218
     Cash held in Indemnification Trust(NOTE 10)              284,615        270,488
     Rents and other receivables (net of allowance of
       $1,320 in 1996 and $182,039 in 1995)                   117,880         74,939
     Deferred rent receivable                                 136,925        123,900
     Due from affiliated partnerships(NOTE 11)                      0        105,833
     Due from current General Partner                               0          1,754
     Prepaid insurance                                         14,268          6,795
     Deferred charges (net of accumulated amortization
       of $60,086 in 1996 and $55,343 in 1995)                 60,273         19,844
                                                          -----------    -----------

          Total other assets                                1,651,591      1,447,283
                                                          -----------    -----------

DUE FROM FORMER AFFILIATES:(NOTE 2)
     Due from former general partner affiliates               555,052      1,123,625
     Allowance for uncollectible amounts due from
       former affiliates                                     (555,052)      (830,051)
     Restoration cost receivable                            1,252,957        907,774
     Allowance for uncollectible restoration receivable    (1,252,957)      (907,774)
                                                          -----------    -----------
          Due from former affiliates, net                           0        293,574
                                                          -----------    -----------

          Total assets                                    $17,050,623    $17,593,806
                                                          ===========    ===========


       The accompanying notes are an integral part of these statements.

                DIVALL INSURED INCOME FUND LIMITED PARTNERSHIP

                                BALANCE SHEETS

                          DECEMBER 31, 1996 AND 1995
                          --------------------------

                       LIABILITIES AND PARTNERS' CAPITAL

                                                       December 31,               December 31,
                                                           1996                      1995
                                                       ------------               -----------
LIABILITIES:
   Mortgage notes payable (NOTE 6)                     $    1,015,429             $ 1,145,564
   Accounts payable and accrued expenses                       47,816                 118,039
   Payable to tenant                                                0                  96,000
   Due to current General Partner                              26,275                     959
   Accrued interest payable                                   226,027                 173,527
   Security deposits                                          104,930                 125,410
   Real estate taxes payable                                   72,200                  87,877
   Unearned rental income                                      45,119                   3,787
                                                         ------------             -----------

         Total liabilities                                  1,537,796               1,751,163
                                                         ------------             -----------

CONTINGENT LIABILITIES: (NOTES 9 AND 13)

PARTNERS' CAPITAL:(NOTES 1, 4 AND 13)
   Current General Partner -
         Cumulative net income                                 45,293                  30,181
         Cumulative cash distributions                        (18,187)                (12,142)
                                                         ------------             -----------
                                                               27,106                  18,039
                                                         ------------             -----------

   Limited Partners (25,000 interests outstanding) -
         Capital contributions, net of offering costs      22,270,578              22,270,578
         Cumulative net income                             11,641,978              10,145,861
         Cumulative cash distributions                    (19,216,741)            (17,381,741)
         Reallocation of former
           general partners' capital                          789,906                 789,906
                                                         ------------            ------------
                                                           15,485,721              15,824,604
                                                         ------------            ------------
                  Total partners' capital                  15,512,827              15,842,643
                                                         ------------            ------------

                  Total liabilities and partners'
                    capital                               $17,050,623             $17,593,806
                                                         ============            ============


        The accompanying notes are an integral part of these statements.

                DIVALL INSURED INCOME FUND LIMITED PARTNERSHIP

                             STATEMENTS OF INCOME

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
             -----------------------------------------------------

                                                                           1996         1995         1994
                                                                       -----------  -----------  ------------
REVENUES:
     Rental income                                                      $1,994,422   $1,938,501    $2,367,473
     Lease termination fee(NOTE 5)                                         164,419            0             0
     Interest income on direct financing leases                             23,295       28,268        32,769
     Interest income                                                        46,268       39,879        18,410
     Recovery of amounts previously written off (NOTE 12)                  274,999            0             0
     Other Income                                                           30,988       40,988        40,339
     Net gain on sale of land and buildings                                      0            0       308,509
                                                                        ----------   ----------  ------------

                                                                         2,534,391    2,047,636     2,767,500
                                                                        ----------   ----------  ------------
EXPENSES:
     Partnership management fees (NOTE 7)                                   99,309       87,375        95,141
     Disposition fees (NOTE 7)                                                   0            0        30,000
     Disposition fees - Restoration                                              0            0        30,000
     Restoration fees (NOTE 7)                                              11,249          833         2,856
     Insurance                                                              17,725       19,066        38,957
     General and administrative                                             61,558       55,670        86,436
     Interest                                                              107,024      111,054       187,553
     Real estate taxes, including interest and penalties                    29,690       64,456       129,597
     Expenses incurred due to default by lessee                             11,453        9,782         1,433
     Professional services                                                  85,333       92,630       144,934
     Professional services related to Investigation                        169,243      133,035        73,098
     Advisory Board fees and expenses                                       15,459       14,459        19,470
     Depreciation                                                          351,492      366,302       427,075
     Amortization                                                            4,743        3,590        37,008
     Provision for uncollectible rents and other receivables                 8,884       24,300        73,340
     Write-down of property to net realizable value                         50,000            0       330,714
                                                                        ----------   ----------  ------------
                                                                         1,023,162      982,552     1,707,612
                                                                        ----------   ----------  ------------

NET INCOME                                                              $1,511,229   $1,065,084    $1,059,888
                                                                        ==========   ==========  ============

NET INCOME - CURRENT GENERAL PARTNER                                    $   15,112   $   10,651    $   10,599

NET INCOME - LIMITED PARTNERS                                            1,496,117    1,054,433     1,049,289
                                                                        ----------   ----------  ------------

                                                                        $1,511,229   $1,065,084    $1,059,888
                                                                        ==========   ==========  ============
NET INCOME PER LIMITED PARTNERSHIP INTEREST,
     based on 25,000 interests outstanding                                  $59.84       $42.18        $41.97
                                                                        ==========   ==========  ============

       The accompanying notes are an integral part of these statements.

                DIVALL INSURED INCOME FUND LIMITED PARTNERSHIP

                        STATEMENTS OF PARTNERS' CAPITAL

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
             -----------------------------------------------------

                                                Current General Partner                          Limited Partners
                                           -----------------------------------------------------------------------------------
                                                                                       Capital
                                           Cumulative       Cumulative              Contributions   Cumulative    Cumulative
                                              Net              Cash                     Net of          Net          Cash
                                             Income       Distributions    Total    Offering Costs    Income     Distribution
                                           ----------     -------------    -----    --------------  -----------  ------------
BALANCE AT DECEMBER 31, 1993                  $ 8,931       $ (4,763)     $ 4,168    $22,270,578    $ 8,042,139  $(14,051,741)

Cash Distributions
     ($61.60 per limited
      partnership interest)                                   (3,755)      (3,755)                                 (1,540,000)
  Net Income                                   10,599                      10,599                     1,049,289
                                              -------                     -------                   -----------

BALANCE AT DECEMBER 31, 1994                  $19,530       $ (8,518)     $11,012    $22,270,578    $ 9,091,428  $(15,591,741)

Cash Distributions
   ($71.60 per limited
    partnership interest)                                     (3,624)      (3,624)
Net Income                                     10,651                      10,651                     1,054,433    (1,790,000)
                                              -------                     -------                   -----------

BALANCE AT DECEMBER 31, 1995                  $30,181       $(12,142)     $18,039    $22,270,578    $10,145,861  $(17,381,741)

Cash Distributions
   ($73.40 per limited
    partnership interest)                                     (6,045)      (6,045)                                 (1,835,000)
Net Income                                     15,112                      15,112                     1,496,117
                                              -------                     -------                   -----------  ------------

BALANCE AT DECEMBER 31, 1996                  $45,293       $(18,187)     $27,106    $22,270,578    $11,641,978  $(19,216,741)
                                              =======       ========      =======    ===========    ===========  ============
                                              Reallocation               Total
                                              ------------               -----
BALANCE AT DECEMBER 31, 1993                   $789,906             $17,050,882

Cash Distributions
     ($61.60 per limited
      partnership interest)                                          (1,540,000)
  Net Income                                                          1,049,289
                                              ---------             -----------

BALANCE AT DECEMBER 31, 1994                   $789,906             $16,560,171


Cash Distributions
   ($71.60 per limited
    partnership interest)                                            (1,790,000)
Net Income                                                            1,054,433
                                              ---------             -----------

BALANCE AT DECEMBER 31, 1995                   $789,906             $15,824,604


Cash Distributions
   ($73.40 per limited
    partnership interest)                                            (1,835,000)
Net Income                                                            1,496,117
                                              ---------             -----------

BALANCE AT DECEMBER 31, 1996                   $789,906             $15,485,721
                                              =========             ===========

       The accompanying notes are an integral part of these statements.

                DIVALL INSURED INCOME FUND LIMITED PARTNERSHIP

                           STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
             -----------------------------------------------------

                                                                                         1996          1995          1994

                                                                                     ------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

          Net income                                                                 $ 1,511,229   $ 1,065,084    $ 1,059,888
          Adjustments to reconcile net income to net
           cash provided by operating activities -
                   Depreciation and amortization                                         356,235       369,892        464,083
                   Recovery of amounts previously written off                           (274,999)            0              0
                   Provision for uncollectible rents and other
                     receivables                                                           8,884        24,300         73,340
                   Write-down of property to net realizable value                         50,000             0        330,714
                   Gain on lease termination                                             (26,248)            0              0
                   (Gain) from sale of investment properties                                   0             0       (308,509)
                   Interest applied to Indemnification Trust Account                     (14,127)      (18,690)        (1,798)
                   Increase/(Decrease) in unearned rental income                          41,332         3,787        (99,505)
                   (Increase)/Decrease in rents and other receivables                    (51,792)      (30,936)        (4,933)
                   Increase in deferred rent receivable                                  (13,025)      (15,876)      (108,024)
                   (Deposits)/Withdrawals for payment of real estate taxes                10,170       (21,308)        20,813
                   (Increase)/Decrease in prepaid expenses                                (7,473)        1,083         29,644
                   (Increase)/Decrease in due from current General Partner                 1,754        (1,754)             0
                   Increase/(Decrease) in accounts payable and accrued expenses          (99,023)       74,252        (17,605)
                   Increase/(Decrease) in payable to tenant                              (96,000)      (48,000)        96,000
                   Increase/(Decrease) in due to current General Partner                   8,944          (714)        (1,239)
                   Increase/(Decrease) in accrued interest payable                        52,500        52,501        (28,192)
                   (Decrease) in security deposits                                        (9,665)            0         (9,691)
                   Increase/(Decrease) in real estate taxes payable                      (15,677)      (45,069)        54,426
                                                                                     -----------   -----------   ------------

                       Net cash provided from operating activities                     1,433,019     1,408,552      1,549,412
                                                                                     -----------   -----------   ------------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
          Deposit to Indemnification Trust cash account                                        0       (60,000)       (90,000)
          Increase in deferred charges                                                         0       (16,153)             0
          Proceeds from sale of investment properties                                     15,400             0      2,000,000
          Payments from affiliated partnerships                                          105,833        43,602        145,618
          Recoveries from former affiliates                                              568,573        20,823         71,407
          Principal payments received on direct financing leases                          52,425        47,452         42,950
          Principal receipts on notes receivable                                               0         5,270         26,374
                                                                                     -----------   -----------   ------------

                       Net cash provided from investing activities                       742,231        40,994      2,196,349
                                                                                     -----------   -----------   ------------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
          Principal payments on mortgage notes                                          (130,135)       (9,964)    (1,460,761)
          Payments to affiliated partnerships                                                  0             0       (236,166)
          Cash distributions to Limited Partners                                      (1,835,000)   (1,790,000)    (1,540,000)
          Cash distributions to current General Partner                                   (6,045)       (3,624)        (3,755)
                                                                                     -----------   -----------   ------------

                       Net cash (used in) financing activities                        (1,971,180)   (1,803,588)    (3,240,682)
                                                                                     -----------   -----------   ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     204,070      (354,042)       505,079
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                           815,512     1,169,554        664,475
                                                                                     -----------   -----------   ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                             $ 1,019,582   $   815,512    $ 1,169,554
                                                                                     ===========   ===========   ============
SUPPLEMENTAL DISCLOSURE--cash paid for interest                                      $    54,524   $    58,553    $   215,745
                                                                                     ===========   ===========   ============

       The accompanying notes are an integral part of these statements.

           Supplemental Information to the Statements of Cash Flows
           --------------------------------------------------------


The following significant noncash transactions occurred during the three years affecting the Partnership's financial statements:

     1. During 1996, the Partnership was deeded land with a value of $15,400 in satisfaction of a note receivable from a tenant.

     2. During 1996, security deposits totaling $10,815 were applied to a note receivable from a tenant.

     3. During 1996, the Partnership incurred leasing commissions totaling $45,172 which were unpaid at year-end.



       The accompanying notes are an integral part of these statements.

                DIVALL INSURED INCOME FUND LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS

                       DECEMBER 31, 1996, 1995, AND 1994


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

The Partnership is currently engaged in the business of owning and operating its investment portfolio (the "Properties") of commercial real estate and recovering the assets misappropriated by the former general partners and/or their affiliates. The Properties are leased on a triple net basis to, and operated by, franchisors or franchisees of national, regional and local retail chains under long-term leases. The lessees consist of fast-food, family style, and casual/theme restaurants. At December 31, 1996, the Partnership owned 22 properties and a parcel of undeveloped land.

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

Deferred charges primarily consist of leasing commissions paid when properties are leased to tenants other than the original tenant. Leasing commissions are capitalized and amortized over the life of the lease.

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

During 1996, the Partnership adopted Statement of Financial Accounting Standards No.121 ("SFAS 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, which requires that all long-lived assets be reviewed for impairment in value whenever changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The adoption of SFAS 121 had no impact on the Partnership's financial statements in 1996.

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

No provision for Federal income taxes has been made, as any liability for such taxes would be that of the individual partners rather than the Partnership. At December 31, 1996, the tax basis of the Partnership's assets exceeded the amounts reported in the accompanying financial statements by approximately $3,900,000.

The following represents a reconciliation of net income as stated on the Partnership's statements of income to net income for tax reporting purposes:

                                                                  1996          1995          1994
                                                               -----------  ------------  ------------
Net income, per statements of income                           $1,511,229    $1,065,084    $1,059,888

Book to tax depreciation difference                               (48,172)      (34,873)       (3,314)
Book over tax gain from asset disposition                               0             0       (63,823)
Straight line rent adjustment                                     (13,025)      (15,876)     (207,529)
Affiliate receivable basis adjustment                                   0             0        (3,849)
Bad debt reserve/expense                                          216,514        44,914       (73,875)
Book valuation adjustment of real property                        (55,230)            0        94,711
Interest expense                                                   39,303        52,500       (26,192)
Sales commission                                                  (30,000)            0        30,000
Prepaid rent                                                       41,332         3,787       (48,000)
Other, net                                                            131           220        19,325
                                                               ----------    ----------    ----------

Net income(loss) for tax reporting purposes                    $1,662,082    $1,115,756    $  777,342
                                                               ==========    ==========    ==========

2.   REGULATORY INVESTIGATION:
     -------------------------

A preliminary investigation during 1992 by the Office of the Commissioner of Securities for the State of Wisconsin and the Securities and Exchange Commission (the "Investigation"), revealed that during at least the four years ended December 31, 1992, two of the former general partners of the Partnership, Gary
J. DiVall ("DiVall") and Paul E. Magnuson ("Magnuson") had transferred substantial cash assets of the Partnership and two affiliated publicly registered partnerships, DiVall Insured Income Properties 2 Limited Partnership ("DiVall 2") and DiVall Income Properties 3 Limited Partnership ("DiVall 3") (collectively the "Partnerships") to various other entities previously sponsored by or otherwise affiliated with DiVall and Magnuson. The unauthorized transfers were in violation of the respective Partnership Agreements and resulted in part, from material weaknesses in the internal control system of the Partnerships. The aggregate amount of the misappropriation, related costs, and 9% interest accrued since January 1, 1993, is approximately $14,000,000, of which approximately $1,808,000 has been attributed to the Partnership and is reflected as due from former affiliates on the balance sheet at December 31, 1996. The 9% interest accrued as of December 31, 1996, amounted to approximately $616,000 and is not reflected in the accompanying income statement.

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

In 1993, the current General Partner estimated an aggregate recovery of $3 million for the Partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the Partnerships based on each Partnership's pro rata share of the total misappropriation. Through December 31, 1996, $5,160,000 of recoveries have been received which exceeded the original estimate of $3 million. As a result, the Partnership has recognized $275,000 as income, which represents its share of the excess recovery. The current General Partner continues to pursue recoveries of the misappropriated funds, however no further significant recoveries are anticipated.

3.   INVESTMENT PROPERTIES:
     ----------------------

As of December 31, 1996, the Partnership owned 22 fully constructed fast-food restaurants and a parcel of undeveloped land. The restaurants are comprised of the following: one (1) Chi Chi's Mexican restaurant, four (4) Taco Cabana restaurants, five (5) Denny's restaurants, seven (7) Popeye's Famous Fried Chicken restaurants, one (1) Hardee's restaurant, one (1) BW-3 restaurant, one
(1) Fazoli's restaurant, one (1) Rio Bravo restaurant, and one (1) BJ's Market restaurant. The 22 properties are located in seven (7) states.

The undeveloped land is located in Colorado Springs, Colorado, and was originally purchased in contemplation of constructing and leasing a Rocky Rococo's restaurant. The land was purchased from a former affiliate of the Partnership in 1987. As part of the purchase, the former affiliate agreed to reimburse the Partnership for any costs to carry the property while the land remained unimproved and nonearning. The construction never commenced and the former affiliate has not fully reimbursed the Partnership for its costs. The unreimbursed costs include guaranteed monthly rent, real estate taxes, insurance, and additional items required to maintain the property. At December 31, 1996 and 1995, these costs totaled approximately $270,000 and $220,000, respectively, and are not reflected in the Partnership's financial statements. Management is currently attempting to sell the undeveloped parcel. The land was originally purchased for $356,549 and has an adjusted carrying value at December 31, 1996, of $200,000 which approximates the estimated net realizable value. A $50,000 write-down was taken on the property during 1996.

From time to time, the Partnership experiences interruptions in rental receipts due to tenant delinquencies and vacancies. During June 1996, the tenant of the Partnerships' Chi-Chi's restaurant in Grand Forks, North Dakota paid a lease termination fee equal to one year's rent, real estate taxes, and security deposit, and vacated the premises. During the Fourth Quarter of 1996, this property was leased to the tenant of Rio Bravo. During January 1995, the Partnership evicted the tenant and took possession of the Porterhouse restaurant in Chicago, Illinois. The tenant in this property had been delinquent and in bankruptcy throughout 1994. A new lease on this property was executed in January 1997 with the tenant of BJ's Market.

The tenant of the Partnerships' Hardee's restaurant has experienced significant declines in sales over the past two years. Management had modified the rent for this tenant for 1996 in an effort to avoid having the tenant vacate the property resulting in a decrease in base rent for 1996 of approximately $40,000. Additionally, delinquent rent totaling approximately $19,000 was capitalized into a five (5)-year note accruing interest at 10% per annum. The Partnership recorded an allowance for uncollectible rent for the amount capitalized at

December 31, 1995. During the Fourth Quarter of 1996, management terminated the lease with the tenant and entered into a new lease with Hardee's Food Systems, Inc. In connection with this transaction, the capitalized rent was paid. The new lease resulted in annual rents which are $57,000 lower than the previous tenant's contract and $18,000 lower than the 1996 adjusted rent.

The total cost of the investment properties and equipment includes the original purchase price plus acquisition fees and other capitalized costs paid to a former affiliate of the general partners.

The current General Partner receives a fee for managing the Partnership equal to 4% of the gross receipts, with a maximum reimbursement for office rent and related office overhead of $25,000 between the three affiliated Partnerships. Effective March 1, 1996, the minimum management fee and the maximum reimbursement for office rent and overhead increased by 2.8%, representing the allowable annual Consumer Price Index adjustment per the Permanent Manager Agreement ("PMA"). For purposes of computing the 4% overall fee, gross receipts includes amounts recovered in connection with the misappropriation of assets by the former general partners and their affiliates. TPG has received fees from the Partnership totaling $14,938 to date on the amounts recovered, which has been offset against the 4% minimum fee.

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

Additionally, per the amendment of the Partnership Agreement dated May 26, 1993, the total compensation paid to all persons for the sale of the investment properties shall be limited to a competitive real estate commission, not to exceed 6% of the contract price for the sale of the property. The General Partner may receive up to one-half of the competitive real estate commission, not to exceed 3%, provided that the General Partner provides a substantial amount of services in the sales effort. It is further provided that a portion of the amount of such fees payable to the General Partner is subordinated to its success at recovering the funds misappropriated by the former general partners. (See Note 9.)

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

Aggregate minimum lease payments to be received under the leases for the Partnership's properties are as follows:

                         Year ending
                         December 31,
                             1997                      $ 2,052,084
                             1998                        2,087,534
                             1999                        2,090,284
                             2000                        2,145,737
                             2001                        2,147,632
                         Thereafter                     15,172,642
                                                       -----------
                                                       $25,695,913
                                                       ===========

Percentage rents included in rental income in 1996, 1995, and 1994 were $477,523, $421,932, and $479,232, respectively. The fluctuations in percentage rental income are a result of fluctuations in sales of the tenants in the Partnership's properties. Seven of these properties are leased to a single Popeye's franchisee in the Chicago, Illinois area. Base rent for 1996 from this tenant amounted to 28% of total base rent for the Partnership.

During June 1996, the Partnership received a cash settlement of $164,000 in exchange for the early termination of a lease on a former Chi-Chi's restaurant in Grand Forks, North Dakota.


6.   MORTGAGE NOTES PAYABLE:
     -----------------------

At December 31, 1996, mortgage notes payable consist of the following:

                   Outstanding
                Principal Balance         Interest Rate         Maturity Date
                -------------------------------------------------------------
          a.             $168,480          prime + 2.5%        September 1997
          b.              246,949                  9.5%        September 1997
          c.              600,000          prime + 2.0%           August 1992
                       ----------
                       $1,015,429
                       ==========

     a. In September 1992, the Partnership entered into a promissory note agreement with Riverside Bank, Minnesota, in the amount of $310,000. The note bears interest at the referenced prime rate, as defined, plus 2.5%. Principal and interest are paid in monthly installments of $3,285 until September 1997, when all outstanding amounts are due. The note is secured by a mortgage on a BW-3 restaurant located in Hopkins, Minnesota, with a net book value at December 31, 1996 of $620,908. The proceeds of the note were used to convert a Rocky Rococo restaurant to a Denny's restaurant.

     b. In September 1992, the Partnership entered into a loan agreement with Bank One, Beaver Dam, Wisconsin, in the amount of $270,000. The loan bears interest at 9.5% and is payable in monthly installments of $2,520 through September 1997, with a lump-sum amount of $239,747 due at that time. The loan is secured by a mortgage on a Denny's restaurant located in Beaver Dam, Wisconsin, with a net book value at December 31, 1996, of $477,825. The proceeds of the loan were used to convert a Rocky Rococo restaurant to a Denny's restaurant.

     c. During the Investigation, discussed in Note 2, it was discovered that the former general partners borrowed $600,000 during or before 1991 from Metro North State Bank in Missouri (this loan is now held by Boatmen's First National Bank of Kansas City) secured by mortgages on five (5) Partnership properties. The mortgage note bears interest at the referenced prime rate, as defined, plus 2% and was due August 15, 1992. The proceeds of the note were not received by the Partnership and, accordingly, a corresponding amount due from former affiliates was recorded in 1992. As of December 31, 1996, the Partnership has not paid debt service on this note. Management met with representatives of the bank and disputed the obligation. The Partnership received a notice of default on this note in October 1993 and an action of foreclosure was filed in February 1994 on one of the Partnership's properties located in Dallas, Texas, with a net book value of $1,194,101 at December 31, 1996. See Note 12 for further discussion of litigation concerning this note. Interest in the amount of $226,000 was accrued, but unpaid, as of December 31, 1996. The interest accrual has been recorded at the face rate of the note. If the Partnership loses the dispute, additional interest amounting to approximately $246,000, representing the default interest, may be due.

          Scheduled maturities of all notes payable, with the exception of the $600,000 note payable mentioned above, are as follows:

               Year ending
               December 31,

                      1997            $415,429
                                      --------

                                      $415,429
                                      ========

7.   TRANSACTIONS WITH
     CURRENT GENERAL PARTNER:
     -----------------------

Amounts incurred to the current General Partner for the years ended December 31, 1996, 1995, and 1994, are as follows.

                                                                            Incurred              Incurred             Incurred
                                                                       for the year ended    for the year ended   for the year ended

                                                                          December 31,          December 31,         December 31,
                                                                             1996                  1995                1994
Current General Partner                                                    --------              --------            --------
-----------------------
Management fees                                                               $ 99,309              $ 87,375            $ 95,141
Disposition fees                                                                     0                     0              30,000
Restoration fees                                                                11,249                   833               2,856
Overhead allowance                                                               7,555                 7,351               7,156
Leasing Commissions                                                             45,172                     0                   0
Reimbursement for out-of-pocket expenses                                        11,616                13,264               7,880
Cash distribution                                                                6,045                 3,624               3,755

                                                                              --------              --------            --------
                                                                              $180,946              $112,447            $146,788
                                                                              ========              ========            ========

8.   NET INVESTMENT IN DIRECT FINANCING LEASES:
     -----------------------------------------

The net investment in direct financing leases which includes the Partnership's specialty leasehold improvement leases, is comprised of the following as of December 31, 1996:

     Minimum lease payments receivable                 $238,677
     Less - Unearned income                             (34,743)
                                                       --------
         Net investment in direct financing leases     $203,934
                                                       ========


Scheduled future minimum lease payments are as follows:

                   Year ending
                   December 31,
                          1997              $75,720
                          1998               75,720
                          1999               75,720
                          2000               11,517
                                            -------
                                           $238,677
                                           ========

9.   CONTINGENT LIABILITIES:
     ----------------------

According to the Partnership Agreement, as amended, the current General Partner may receive a disposition fee not to exceed 3% of the contract price of the sale of investment properties. Fifty percent (50%) of all such disposition fees earned by the current General Partner is to be escrowed until the aggregate amount of recovery for the funds misappropriated from the Partnerships by the former general partners is greater than $4,500,000. Upon reaching such recovery level, full disposition fees will thereafter be payable and fifty percent (50%) of the previously escrowed amounts will be paid to the current General Partner. At such time as the recovery exceeds $6,000,000 in the aggregate, the remaining escrowed disposition fees shall be paid to the current General Partner. If such levels of recovery are not achieved, the current General Partner will contribute the amounts escrowed towards the recovery. In lieu of an escrow, 50% of all such disposition fees have been paid directly to the restoration account and then distributed among the three Partnerships. Fifty percent (50%) of the total amount paid to the recovery was refunded to the current General Partner during 1996 after exceeding the recovery level of $4,500,000. The remaining amount allocated to the Partnership may be owed to the current General Partner if the $6,000,000 recovery level is met. As of December 31, 1996, the Partnership may owe the current General Partner $5,189, which is currently reflected as a recovery, if the $6,000,000 recovery level is achieved.

10.  PMA INDEMNIFICATION TRUST:
     --------------------------

The Permanent Manager Agreement ("PMA") provides that the Permanent Manager will be indemnified from any claims or expenses arising out of or relating to the Permanent Manager serving in such capacity or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by the Permanent Manager. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership's creditors. An Indemnification Trust ("Trust") serving such purposes has been established at United Missouri Bank, N.A. The Trust has been fully funded with Partnership assets as of December 31, 1996. Funds are invested in U.S. Treasury securities. In addition, interest totaling $34,615 has been credited to the Trust as of December 31, 1996. The rights of the Permanent Manager to the Trust shall be terminated upon the earliest to occur of the following events: (i) the written release by the Permanent Manager of any and all interest in the Trust;
(ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against the Permanent Manager and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that the Permanent Manager shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

11.  RESTORATION TRUST ACCOUNT; EXPENSE ALLOCATIONS;
     -----------------------------------------------
      AND RELATED INTER-PARTNERSHIP RECEIVABLES:
      -----------------------------------------

Restoration costs represent expenses incurred by the Partnership associated with the misappropriated assets by the former general partners and their affiliates. These costs are allocated among the Partnerships based on each partnership's respective share of the entire misappropriation, as currently quantified. The amount of misappropriation for each partnership is adjusted annually to reflect new discoveries and more accurate quantification of amounts based on the continuing Investigation. Such adjustments may result in periodic adjustments to prior allocations of recovery costs to reflect updated information. Consequently, previous payments for restoration expenses may not be consistent with modified allocations. Based on modified allocations adjusted as of December 31, 1993, the Partnership was owed $295,053 from DiVall 3 for amounts paid on its behalf. During 1994, the Partnership made an additional adjustment increasing the amount due from DiVall 3 by $5,346. As of December 31, 1996, the Partnership has been repaid all amounts owed from DiVall 3.

When recoveries are realized by the Partnerships, the amounts received are distributed to each respective partnership on the same basis as the restoration costs are currently being allocated. Additionally, any available recovery funds have been utilized first to satisfy amounts due other partnerships for amounts advanced under prior allocation methods. As of December 31, 1996, the Partnerships recovered a total of $5,120,365 from the former general partners and their affiliates, accountant and attorneys. Of this amount, the Partnership received its pro-rata share in the amount of $661,860. Additionally, $40,346, representing 50% of all previously escrowed disposition fees earned by the General Partner have been paid to the recovery. Of that amount, $5,189 was allocated to the Partnership and is contingently payable to the General Partner upon achievement of certain recovery levels as described in Note 9.

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

12.  LITIGATION:
     -----------

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

E & Y also filed third-party claims alleging fraud and negligence on the part of the Partnerships' former law firm, Quarles & Brady. The Partnerships also filed claims against Magnuson, DiVall, DiVall Real Estate Investment Corporation, David Shea, and Quarles & Brady.

The trial of the case was scheduled to take place in Iowa County, Wisconsin, beginning on March 20, 1996. Shortly before trial, the Partnerships reached a resolution of their claims against Quarles & Brady. A resolution of the claims against Ernst & Young was reached after opening statements. As a result of these settlements, net proceeds to the Partnership, after the payment of contingent legal fees and related costs, totaled approximately, $300,000.

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

On July 23, 1993, nineteen (19) of the Private Partnerships sought the protection of the Bankruptcy Court in the Eastern District of Wisconsin. Seven
(7) of these bankruptcies were voluntary and twelve (12) of these bankruptcies were voluntary and twelve (12) of these bankruptcies were involuntary. Several of the Private Partnerships seeking bankruptcy owe promissory notes to DiVall, Magnuson, or entities owned by them, in which the Partnership has a security interest. These cases were subsequently transferred to the Western District Bankruptcy Court located in Madison, Wisconsin.

The Partnership's experience in those bankruptcy cases that have concluded, either through the approval of Plans of Reorganization, dismissal of the bankruptcies, settlements or a combination of the foregoing, is that (i) the value of the obligations of the Private Partnerships assigned to the Partnership has been at a significant discount to their face amounts, and (ii) the General Partner interests in such Private Partnerships often have little economic value. The Partnership's recoveries in these bankruptcies have been on a steeply discounted basis.

Plans of reorganization have been filed in the bankruptcies, and settlement agreements in all of the Private Partnerships have been reached. Settlements in the bankruptcies resulted in cash payments to the Partnerships of a total of $720,000 and notes secured by subordinated mortgages in the aggregate amount of $625,000. The Partnerships subsequently sold the secured notes for a total of $175,000.

On March 24, 1994, the Partnership filed a complaint in the United States District Court for the Western District of Missouri against Boatmen's First National Bank of Kansas City ("Boatmen's) seeking a declaratory judgment that Boatmen's has no right or interest in a promissory note executed in the name of the Partnership by the former general partners (the "Note") secured by mortgages on five Partnership properties, and further seeking an injunction against foreclosure proceedings instituted against a Partnership property located in Dallas, Texas, under a first deed of trust and security agreement given to secure the Note (the "Foreclosure"). As further described in Note 6, the former general partners borrowed $600,000 during or before 1991 from Metro North State Bank (the note is now held by Boatmen's). The proceeds of the Note were not received by the Partnership. As of December 31, 1996, the Partnership had not paid debt service on the Note. The Partnership received a notice of default on the Note in October 1993 and the Foreclosure Action was filed in February 1994. As of December 31, 1996, interest in the amount of $226,000 was accrued, but unpaid, on the Note. Boatmen's has agreed to stay its foreclosure proceedings. Boatmen's answered the complaint and filed a motion for summary judgment to which the Partnership responded. Boatmen's motion for summary judgment was granted by the District Court. The Partnership appealed the summary judgment to the United States Court of Appeals for the Eighth Circuit which overturned the ruling of the District Court. The case has been remanded back to the District Court for the completion of discovery and trial. Trial of the case is scheduled to begin on June 23, 1997. Pursuant to the Restoration Trust Account procedures described in Note 11, all of the Partnerships are sharing the expenses of this litigation and any recoveries resulting effectively from the partial or full cancellation of the alleged indebtedness will be allocated among the three Partnerships on the same basis as the restoration costs are currently being allocated via appropriate payments by the Partnership to its affiliated Partnerships.

13.   FORMER GENERAL PARTNERS' CAPITAL ACCOUNTS:
      ------------------------------------------

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

14.   SUBSEQUENT EVENTS:
      ------------------

On February 15, 1997, the Partnership made distributions to the Limited Partners of $350,000 amounting to $14.00 per limited partnership interest.

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

The executive officers and director of the General Partner who control the affairs of the Partnership are as follows:

     BRUCE A. PROVO, AGE 46 - PRESIDENT, FOUNDER AND DIRECTOR. Mr. Provo has been involved in the management of real estate and other asset portfolios since 1979. Since he founded the company in 1985, Mr. Provo has been President and Chief Executive Officer of TPG. From 1982 to 1986, Mr. Provo served as President and Chief Operating Officer of the North Kansas City Development Company ("NKCDC"), North Kansas City, Missouri. NKCDC was founded in 1903 and the assets of the company were sold in December, 1985 for $102,500,000. NKCDC owned commercial and industrial properties, including an office park and a retail district, as well as apartment complexes, motels, recreational facilities, fast food restaurants, and other properties. NKCDC's holdings consisted of over 100 separate properties and constituted approximately 20% of the privately held real property in North Kansas City, Missouri (a four square mile municipality). Following the sale of the company's real estate, Mr. Provo served as the President and Chief Executive Officer and Liquidating Trustee of NKCDC from 1986 to 1991.

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

     KRISTIN J. ATKINSON, AGE 34 - VICE PRESIDENT - FINANCE AND ADMINISTRATION. Ms. Atkinson joined The Provo Group, Inc. in September 1994, to provide management expertise in the areas of financial controls and management accounting services for four limited partnerships managed by TPG. Prior to joining TPG, Ms. Atkinson was Manager of Financial Reporting for Farm & Home Savings Association, a $4 billion savings and loan association, for nine years where she was responsible for supervision of the preparation of internal and external financial documentation, including regulatory filings for the savings association and its parent company. Ms. Atkinson graduated Magna Cum Laude with a B.S. in Accounting from Missouri Southern State College in Joplin, Missouri and worked as an accountant for James P. Arthur and Company for one year before joining Farm & Home Savings Association.

     BRENDA BLOESCH, AGE 35 - DIRECTOR OF INVESTOR RELATIONS. Ms. Bloesch joined The Provo Group, Inc. in March 1993, to oversee and provide various levels of client support for more than 8,000 broker dealers, registered representatives, custodians and investors. Primarily responsible for all communications regarding four limited partnerships managed by TPG, Ms. Bloesch is also involved with database management and partnership compliance issues. Prior to joining TPG, Ms. Bloesch was Manager of Investment Services at DiVall Real Estate Investment Corporation ("DREIC") for four years and Publisher Services Manager at NewsNet, Inc. for five years. Her role at DREIC allowed Ms. Bloesch to obtain extensive knowledge of limited partnerships and gain familiarity with the broker and investor communities. Ms. Bloesch is a graduate of Lock Haven University in Lock Haven, Pennsylvania, where she received her B.A. in Journalism and Media Studies.

     The Advisory Board, although its members are not "Directors" or "Executive Officers" of the Partnership, provides advisory oversight to management of the Partnership and consists of:

     D.TODD WITTHOEFT - VICE PRESIDENT OF NELSON WITTHOEFT FINANCIAL. Mr. Witthoeft has been an investment broker for over ten (10) years and was one of the original founders of Calton and Associates. Mr. Witthoeft serves as part of the firm's due diligence committee which reviews the structure of public and private limited partnerships prior to offering to clients. Mr. Witthoeft has over 400 clients and has taught personal financial planning courses. Mr. Witthoeft holds the following securities licenses: Options Principal, Licensed Life Insurance Agent - series 4; General Securities Representative - series 7; General Securities Principal -series 24; and State Agent - series 63.

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

     RICHARD W. OTTE - EDITORIAL WRITER. Mr. Otte is in his sixth year as an Editorial Board Member and editorial writer for The Volusion, a DeLand, Florida, subsidiary of the News-Journal Corporation in Daytona Beach, Florida. Mr. Otte retired in 1988 after 34 years with the Dispatch Printing Co., serving his last eight years as Managing Editor of the Columbus Dispatch and as a member of its Operating Committee. He previously was the executive sports editor of the newspaper in Ohio's capital city. Mr. Otte's 49 years in professional journalism also include news reporting, editing and sports assignments with the Daytona Journal Herald and Springfield News-Sun. Mr. Otte is a Limited Partner in DiVall 2.

     ALBERT H. ESCHEN - OPTOMETRIST. Dr. Eschen has been an optometrist for 46 years and is also employed by New York City's Department of Health. Prior business experience include partnerships or personal investments in Crown Nursing Home; Coronet Nursing Home; and

     Sands Hotel & Casino. Dr. Eschen is currently a member of the American Optometry Association and is a member of the Board of Directors Illinois College Alumni Association. Dr. Eschen was past-President of the Brooklyn Optometric Society and was the first optometrist to be appointed to New York City's Department of Health. Dr. Eschen is a Limited Partner in DiVall 3.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) As of December 31, 1996, no one person or group is known by the Partnership to own beneficially more than 5% of the outstanding interests of the Partnership.

(b) As of December 31, 1996, neither the General Partner nor any of its affiliates owned any Limited Partner Interests in the Partnership.

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

Under the PMA, TPG shall be indemnified by the Partnership, DiVall and Magnuson, and their controlled affiliates, and shall be held harmless from all claims of any party to the PMA and from any third party including, without limitation, the Limited Partners of the Partnership, for any and all liabilities, damages, costs and expenses, including reasonable attorneys' fees, arising from or related to claims relating to or arising from the PMA or its status as Permanent Manager. The indemnification does not extend to claims arising from fraud or criminal misconduct of TPG as established by court findings. To the extent possible, the Partnership is to provide TPG with appropriate errors and omissions, officers liability or similar insurance coverage, at no cost to TPG. In addition, TPG is granted the right to establish and segregate Partnership assets in an amount, not to exceed $250,000, solely for the purpose of funding such indemnification obligations (the "Indemnification Trust"). Once a determination has been made that no such claims can or will be made against TPG, the balance of the Indemnification Trust will become unrestricted cash of the Partnership. At December 31, 1996 the Partnership had fully funded the Indemnification Trust.

The following fees and reimbursements from the Partnership were incurred to management in 1996:

     The Provo Group, Inc.
     ---------------------
          Management Fees                                   $ 99,309
          Restoration Fees                                    11,249
          Leasing Commissions                                 45,172
          Office Overhead Allowance                            7,555
          Direct Cost Reimbursements                          11,616
                                                            --------
          1996 Total                                        $174,901
                                                            ========

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1.        Financial Statements

               The following financial statements of DiVall Insured Income Fund Limited Partnership are included in Part II, Item 8:

               Report of Independent Public Accountants

               Balance Sheets, December 31, 1996 and 1995

               Statements of Income for the Years Ended December 31, 1996, 1995 and 1994

               Statements of Partners' Capital for the Years Ended December 31, 1996, 1995 and 1994

               Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and 1994

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

               28.0 Correspondence to the Limited Partners dated February 15,
                    1997 regarding the Fourth Quarter 1996 distributions.

(b)            Report on Form 8-K:

               The Registrant filed no reports on Form 8-K during the fourth quarter of fiscal year 1996.

                DIVALL INSURED INCOME FUND LIMITED PARTNERSHIP
            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1996

                                                                                           Gross amount at which
                                                Initial cost to Partnership              carried at end of year (A)
                                                ---------------------------              --------------------------

                                                                             Cost
                                                           Building       capitalized                   Building
                                                             and          subsequent                      and
         Property            Encumbrances      Land      Improvements   to acquisitions    Land       Improvements      Total
-----------------------------------------------------------------------------------------------------------------------------------
Colorado Springs, Colorado     $        -      $  356,549    $         -      $      -      $  200,000    $         -   $   200,000
Beaver Dam, Wisconsin             258,589         126,854        452,445        80,000         126,854        532,445       659,299
Hopkins, Minnesota                296,939         195,755        479,295       120,000         195,755        599,295       795,050
Dallas, Texas                           -         797,952        510,201             -         797,952        510,201     1,308,153
Arlington, Texas                        -       1,002,707        471,862             -       1,002,707        471,862     1,474,569
Dallas, Texas                           -         729,406        528,190             -         729,406        528,190     1,257,596
Des Moines, Iowa                        -         197,667        367,809             -         197,667        367,809       565,476
Eau Claire, Wisconsin                   -         250,255        792,475             -         250,255        792,475     1,042,730
Chicago, Illinois                       -         151,670        427,625             -         151,670        427,625       579,295
Chicago, Illinois                       -         164,941        445,952             -         164,941        445,952       610,893
Chicago, Illinois                       -         176,948        455,010             -         176,948        455,010       631,958
Chicago, Illinois                       -          97,743        513,150             -          97,743        513,150       610,893
Chicago, Illinois                       -         133,764        340,204             -         133,764        340,204       473,968
Chicago, Illinois                       -          90,581        346,524             -          90,581        346,524       437,105
Chicago, Illinois                       -          95,847        388,654             -          95,847        388,654       484,501
Grand Forks, North Dakota               -         246,200        738,601             -         246,200        738,601       984,801
Peoria, Arizona                        (1)        338,887        688,044        78,995         338,887        767,039     1,105,926
Glendale, Arizona                      (1)        400,503        626,428        78,995         400,503        705,423     1,105,926
Mesa, Arizona                          (1)        412,879        638,278             -         389,758        638,278     1,028,036
Scottsdale, Arizona                    (1)        339,151        712,006             -         339,151        712,006     1,051,157
Fond Du Lac, Wisconsin                  -         270,267        756,664             -         270,267        756,664     1,026,931
Chicago, Illinois (2)                   -         197,277        708,529             -          66,499        508,593       575,092
Dallas, Texas                     600,000         844,718        524,525             -         844,718        524,525     1,369,243
                           --------------------------------------------------------------------------------------------------------
                               $1,155,528      $7,618,521    $11,912,471      $357,990      $7,308,073    $12,070,525   $19,378,598
                           ========================================================================================================

                                                                                       Life on which
                                                                                       depreciation in
                                                                                      latest statement
                                                                                      of operations is
                                  Accumulated               Date of          Date         computed
         Property                depreciation            construction      acquired        (years)
-------------------------------------------------------------------------------------------------------
Colorado Springs, Colorado           $         -                -          1/31/87          31.5
Beaver Dam, Wisconsin                    181,474              1986         3/27/87          31.5
Hopkins, Minnesota                       174,142              1985         6/30/87          31.5
Dallas, Texas                            188,028              1987          7/8/87          31.5
Arlington, Texas                         173,899              1987          1/8/87          31.5
Dallas, Texas                            188,570              1987         9/28/87          31.5
Des Moines, Iowa                         120,892              1986         10/8/87          31.5
Eau Claire, Wisconsin                    279,875              1986        10/27/87          31.5
Chicago, Illinois                        149,376              1982         12/1/87          31.5
Chicago, Illinois                        155,779              1986         12/1/87          31.5
Chicago, Illinois                        158,943              1982         12/1/87          31.5
Chicago, Illinois                        179,252              1993         12/1/87          31.5
Chicago, Illinois                        118,839              1980         12/1/87          31.5
Chicago, Illinois                        121,047              1985         12/1/87          31.5
Chicago, Illinois                        135,764              1985         12/1/87          31.5
Grand Forks, North Dakota                255,163              1984        12/23/87          31.5
Peoria, Arizona                          263,712              1984        12/24/87          31.5
Glendale, Arizona                        242,425              1984        12/24/87          31.5
Mesa, Arizona                            213,125              1985         3/18/88          31.5
Scottsdale, Arizona                      237,743              1985         3/18/88          31.5
Fond Du Lac, Wisconsin                   252,655              1981         3/24/88          31.5
Chicago, Illinois (2)                    218,152              1987         4/15/88          31.5
Dallas, Texas                            175,142              1987         3/25/88          31.5
                                   -------------
                                     $ 4,183,997
                                   =============

(1) These properties also serve as collateral on the $600,000 Dallas, Texas encumbrance.
(2) This property is currently vacant, and was written down to its estimated net realizable value of $480,000 at December 31, 1994.
(A) Represents aggregate costs for federal income tax purposes.
(B) Reconciliation of "Real Estate and Accumulated Depreciation":


                                                  Year ended              Year ended
Investments in Real Estate                     December 31, 1996      December 31, 1995
------------------------------------------------------------------------------------------
Balance at beginning of year                           $19,428,598             $19,428,598
Property write-down                                         50,000                       0
                                               -------------------------------------------
Balance at end of year                                 $19,378,598             $19,428,598
                                               ===========================================

                                                              Year ended              Year ended
 Accumulated Depreciation                                  December 31, 1996      December 31, 1995
------------------------------------------------------------------------------------------------------
Balance at beginning of year                                       $3,833,774               $3,486,027
Additions charges to costs and expenses                               350,223                  347,747
                                                   ---------------------------------------------------
Balance at end of year                                             $4,183,997               $3,833,774
                                                   ===================================================

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIVALL INSURED INCOME FUND LIMITED PARTNERSHIP

By:         The Provo Group, Inc., General Partner



By:         /s/ Bruce A. Provo
            --------------------------------------------------
            Bruce A. Provo, President


Date:       March 28, 1997



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:         The Provo Group, Inc., General Partner



By:         /s/ Bruce A. Provo
            ----------------------------------------------------
            Bruce A. Provo, President


Date:       March 28, 1997



By:         /s/ Kristin J. Atkinson
            ----------------------------------------------------
            Kristin J. Atkinson
            Vice President - Finance and Administration


Date:       March 28, 1997