Form 10-Q
period 1997-06-30
DIVALL INSURED INCOME FUND LTD PARTNERSHIP
filed 1997-08-13
CIK 786974

                                   FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1997
                                    -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________________ to__________________

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

     Securities registered pursuant to Section 12(g) of the Act: Limited Partnership Interests

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No
                                       -----    -----

                         PART I - FINANCIAL INFORMATION
                         Item 1.  Financial Statements

                 DIVALL INSURED INCOME FUND LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                      June 30, 1997 and December 31, 1996
                      -----------------------------------

                                     ASSETS

                                                           (Unaudited)
                                                            June 30,         December 31,
                                                              1997               1996
                                                           -----------       ------------
INVESTMENT PROPERTIES AND EQUIPMENT: (Note 3 and 6)
     Land                                                  $ 7,308,073        $ 7,308,073
     Buildings and improvements                             12,075,525         12,070,525
     Equipment                                                 246,896            246,896
     Accumulated depreciation                               (4,606,037)        (4,430,396)
                                                           -----------        -----------
              Net investment properties and equipment       15,024,457         15,195,098
                                                           -----------        -----------

NET INVESTMENT IN DIRECT FINANCING LEASES: (Note 8)            191,471            203,934
                                                           -----------        -----------

OTHER ASSETS:
     Cash and cash equivalents                                 879,876          1,019,582
     Cash restricted for real estate taxes                       2,176             18,048
     Cash held in Indemnification Trust (Note 10)              292,037            284,615
     Rents and other receivables (net of allowance of
       $2,113 in 1997 and $1,320 in 1996)                      146,784            117,880
     Deferred rent receivable                                  226,080            136,925
     Prepaid insurance                                           5,538             14,268
     Deferred charges (net of accumulated amortization
       of $67,462 in 1997 and $60,086 in 1996)                  73,596             60,273
                                                           -----------        -----------
              Total other assets                             1,626,087          1,651,591
                                                           -----------        -----------

DUE FROM FORMER AFFILIATES: (Note 2)
     Due from former general partner affiliates                554,344            555,052
     Allowance for uncollectible amounts due from
       former affiliates                                      (554,344)          (555,052)
     Restoration cost receivable                             1,342,608          1,252,957
     Allowance for uncollectible restoration receivable     (1,342,608)        (1,252,957)
                                                           -----------        -----------
              Due from former affiliates, net                        0                  0
                                                           -----------        -----------
              Total assets                                 $16,842,015        $17,050,623
                                                           ===========        ===========

        The accompanying notes are an integral part of these statements.

                 DIVALL INSURED INCOME FUND LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                      June 30, 1997 and December 31, 1996
                      -----------------------------------
                       LIABILITIES AND PARTNERS' CAPITAL

                                                    (Unaudited)
                                                      June 30,       December 31,
                                                        1997             1996
                                                   -----------      ------------
LIABILITIES:
  Mortgage notes payable (Note 6)                  $   923,307       $ 1,015,429
  Accounts payable and accrued expenses                 40,902            47,816
  Due to current General Partner                         3,405            26,275
  Accrued interest payable                             252,061           226,027
  Security deposits                                    124,930           104,930
  Real estate taxes payable                             17,093            72,200
  Unearned rental income                                 9,792            45,119
                                                    ----------       -----------
     Total liabilities                               1,371,490         1,537,796
                                                    ----------       -----------

CONTINGENT LIABILITIES: (Notes 9 and 13)

PARTNERS' CAPITAL: (Notes 1, 4 and 13)
 Current General Partner -
   Cumulative net income                                52,147            45,293
   Cumulative cash distributions                       (20,929)          (18,187)
                                                    ----------       -----------
                                                        31,218            27,106
                                                    ----------       -----------
 Limited Partners (25,000 interests outstanding) -
   Capital contributions, net of offering costs     22,270,578        22,270,578
   Cumulative net income                            12,320,564        11,641,978
   Cumulative cash distributions                   (19,941,741)      (19,216,741)
   Reallocation of former
     general partners' capital                         789,906           789,906
                                                   -----------       -----------
                                                    15,439,307        15,485,721
                                                   -----------       -----------
     Total partners' capital                        15,470,525        15,512,827
                                                   -----------       -----------
     Total liabilities and partners' capital       $16,842,015       $17,050,623
                                                   ===========       ===========

        The accompanying notes are an integral part of these statements.

                 DIVALL INSURED INCOME FUND LIMITED PARTNERSHIP

                              STATEMENTS OF INCOME

                                  (Unaudited)
                                  -----------

                                                                    Three Months Ended      Six Months Ended
                                                                          June 30,               June 30,
                                                                    -------------------   -----------------------
                                                                      1997       1996        1997         1996
                                                                    ---------  ---------  -----------  ----------
REVENUES:
 Rental income                                                      $508,516   $506,313   $1,038,238    $1,026,481
 Interest income on direct financing leases                            4,635      5,991        9,622        12,301
 Interest income                                                       8,889     13,391       18,380        22,889
 Other income                                                            559      3,031        1,289         3,625
 Lease termination fee                                                     0    164,419            0       164,419
 Recovery of amounts previously written off                                0      4,662          707       205,195
                                                                    --------   --------   ----------    ----------
                                                                     522,599    697,807    1,068,236     1,434,910
                                                                    --------   --------   ----------    ----------
EXPENSES:
 Partnership management fees                                          23,520     22,770       46,540        45,126
 Restoration fees                                                          0        187           28         8,457
 Insurance                                                             4,215      4,774        8,725         9,273
 General and administrative                                           25,965     24,848       41,048        37,969
 Interest                                                             21,403     27,120       43,743        54,329
 Expenses incurred due to default by lessee                           (5,488)     1,667        7,439         4,654
 Real estate taxes                                                    (3,628)         0       (3,628)            0
 Professional services                                                21,429     18,959       44,389        40,022
 Professional services related to investigation                        3,143    (18,478)       7,295       160,801
 Advisory Board fees and expenses                                      2,600      3,679        6,349         7,891
 Depreciation                                                         87,715     87,925      175,641       175,639
 Amortization                                                          3,077      1,066        5,227         2,131
                                                                    --------   --------   ----------    ----------
                                                                     183,951    174,517      382,796       546,292
                                                                    --------   --------   ----------    ----------
NET INCOME                                                          $338,648   $523,290   $  685,440    $  888,618
                                                                    ========   ========   ==========    ==========
NET INCOME - GENERAL PARTNER                                        $  3,386   $  5,233   $    6,854    $    8,886
NET INCOME - LIMITED PARTNERS                                        335,262    518,057      678,586       879,732
                                                                    --------   --------   ----------    ----------
                                                                    $338,648   $523,290   $  685,440    $  888,618
                                                                    ========   ========   ==========    ==========
NET INCOME PER LIMITED PARTNERSHIP
 INTEREST, based on 25,000 interests outstanding                    $  13.41   $  20.72   $    27.14    $    35.19
                                                                    ========   ========   ==========    ==========

       The accompanying notes are an integral part of these statements.

                DIVALL INSURED INCOME FUND LIMITED PARTNERSHIP

                           STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                    Six Months Ended June 30,
                                                                    -------------------------
                                                                       1997           1996
                                                                    ----------     ----------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
    Net income                                                      $  685,440     $  888,618
    Adjustments to reconcile net income to net cash provided by operating activities -
        Depreciation and amortization                                  180,868        177,770
        Recovery of amounts previously written off                        (707)      (205,195)
        Interest applied to Indemnification Trust Account               (7,422)        (6,921)
        Increase/(Decrease) in unearned rental income                  (35,327)             5
        (Increase) in rents and other receivables                      (28,904)       (21,325)
        (Increase) in deferred rent receivable                         (89,155)        (4,965)
        Withdrawals for payment of real estate taxes                    15,872         24,757
        Decrease in prepaid expenses                                     8,730            515
        (Decrease) in accounts payable and accrued expenses             (6,914)       (89,187)
        (Decrease) in payable to tenant                                      0        (88,000)
        Increase/(Decrease) in due to General Partner                  (22,870)         1,134
        Increase in accrued interest payable                            26,034         26,106
        Increase/(Decrease) in security deposits                        20,000         (9,663)
        (Decrease) in real estate taxes payable                        (55,107)       (27,803)
                                                                    ----------     ----------
            Net cash provided from operating activities                690,538        665,846
                                                                    ----------     ----------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
    Payments from affiliated partnerships                                    0        105,833
    Increase in deferred charges                                       (18,550)             0
    Investment in building improvements                                 (5,000)             0
    Recoveries from former affiliates                                      707        498,769
    Deposit to restoration escrow account                                    0       (285,926)
    Principal payments received on direct financing leases              12,463         25,559
                                                                    ----------     ----------
            Net cash provided by (used in) investing activities        (10,380)       344,235
                                                                    ----------     ----------
CASH FLOWS (USED IN) FINANCING ACTIVITIES:
    Principal payments on mortgage notes                               (92,122)        (6,608)
    Cash distributions to Limited Partners                            (725,000)      (800,000)
    Cash distributions to current General Partner                       (2,742)        (3,554)
                                                                    ----------     ----------
            Net cash (used in) financing activities                   (819,864)      (810,162)
                                                                    ----------     ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  (139,706)       199,919

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     1,019,582        815,512
                                                                    ----------     ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $  879,876     $1,015,431
                                                                    ==========     ==========
SUPPLEMENTAL DISCLOSURE--cash paid for interest                     $   17,709     $   28,223
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

The Partnership is currently engaged in the business of owning and operating its investment portfolio (the "Properties") of commercial real estate and recovering the assets misappropriated by the former general partners and/or their affiliates. The Properties are leased on a triple net basis to, and operated by, franchisors or franchisees of national, regional and local retail chains under long-term leases. The lessees consist of fast-food, family style, and casual/theme restaurants. At June 30, 1997, the Partnership owned 22 properties and a parcel of undeveloped land.

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

2.   REGULATORY INVESTIGATION:
     -------------------------

A preliminary investigation during 1992 by the Office of the Commissioner of Securities for the State of Wisconsin and the Securities and Exchange Commission (the "Investigation"), revealed that during at least the four years ended December 31, 1992, two of the former general partners of the Partnership, Gary
J. DiVall ("DiVall") and Paul E. Magnuson ("Magnuson") had transferred substantial cash assets of the Partnership and two affiliated publicly registered partnerships, DiVall Insured Income Properties 2 Limited Partnership ("DiVall 2") and DiVall Income Properties 3 Limited Partnership ("DiVall 3") (collectively the "Partnerships") to various other entities previously sponsored by or otherwise affiliated with DiVall and Magnuson. The unauthorized transfers were in violation of the respective Partnership Agreements and resulted in part, from material weaknesses in the internal control system of the Partnerships. The aggregate amount of the misappropriation, related costs, and 9% interest accrued since January 1, 1993, is in excess of $14,800,000, of which approximately $1,897,000 has been attributed to the Partnership and is reflected as due from former affiliates on the balance sheet at June 30, 1997. The 9% interest accrued as of June 30, 1997, amounted to approximately $698,000 and is not reflected in the accompanying income statement. As of December 31, 1996, $1,808,000 was reflected as due from former affiliates based on the estimated overall misappropriation and related costs of $14,000,000.

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

In 1993, the current General Partner estimated an aggregate recovery of $3 million for the Partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the Partnerships based on each Partnership's pro rata share of the total misappropriation. Through June 30, 1997, $5,166,000 of recoveries have been received which exceeded the original estimate of $3 million. As a result, the Partnership has recognized $276,000 as income, which represents its share of the excess recovery. The current General Partner continues to pursue recoveries of the misappropriated funds, however, no further significant recoveries are anticipated.

3.   INVESTMENT PROPERTIES:
     ----------------------

As of June 30, 1997, the Partnership owned 22 fully constructed fast-food restaurants and a parcel of undeveloped land. The restaurants are comprised of the following: one (1) Chi Chi's Mexican restaurant, four (4) Taco Cabana restaurants, five (5) Denny's restaurants, seven (7) Popeye's Famous Fried Chicken restaurants, one (1) Hardee's restaurant, one (1) BW-3 restaurant, one
(1) Fazoli's restaurant, one (1) Rio Bravo restaurant, and one (1) BJ's Market and Bakery. The 22 properties are located in seven (7) states.

The undeveloped land is located in Colorado Springs, Colorado, and was originally purchased in contemplation of constructing and leasing a Rocky Rococo's restaurant. The land was purchased from a former affiliate of the Partnership in 1987. As part of the purchase, the former affiliate agreed to reimburse the Partnership for any costs to carry the property while the land remained unimproved and nonearning. The construction never commenced and the former affiliate has not fully reimbursed the Partnership for its costs. The unreimbursed costs include guaranteed monthly rent, real estate taxes, insurance, and additional items required to maintain the property. At June 30, 1997 and December 31, 1996, these costs totaled approximately $290,000 and $270,000, respectively, and are not reflected in the Partnership's financial statements. Management is currently negotiating a contract to sell the undeveloped parcel. The land was originally purchased for $356,549 and has an adjusted carrying value at June 30, 1997, of $200,000, which approximates the estimated net realizable value.

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

During 1996, the tenant of the former Chi-Chi's restaurant in Grand Forks, North Dakota, paid a lease termination fee equal to one year's rent and real estate taxes. The property was subsequently leased to a franchise of Rio Bravo. Rent on this lease was scheduled to commence in April 1997. Due to the damaging floods and record snowfalls in Grand Forks, North Dakota, the tenant is unable to begin making rent payments as scheduled. Management is allowing an additional three months' rent abatement and is assisting the tenant in obtaining financing for improvements which they are providing to the property. We also expect a reduction in 1997 real estate taxes.

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

The provisions regarding distribution of Net Proceeds, as defined, were also amended to provide that Net Proceeds are to be distributed as follows: (a) to the Limited Partners, an amount equal to 100% of their Adjusted Original Capital; (b) then, to the Limited Partners, an amount necessary to provide each Limited Partner a 14% per annum, cumulative simple return thereon from the Return Calculation Date, including in the calculation of such return all prior distributions of Net Cash Receipts and any prior distributions of Net Proceeds under this clause except to the extent needed by the General Partner to pay its federal and state income tax on the income allocated to it attributable to such year; and (c) then, to Limited Partners, 99%, and to the General Partner, 1%, of remaining Net Proceeds available for distribution.

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

6.   MORTGAGE NOTES PAYABLE:
     -----------------------

At June 30, 1997, mortgage notes payable consist of the following:

             Outstanding
          Principal Balance     Interest Rate      Maturity Date
          -------------------------------------------------------

          a.   $ 79,679          prime + 2.5%       September 1997
          b.    243,628                  9.5%       September 1997
          c.    600,000          prime + 2.0%       August 1992
               --------

               $923,307
               ========

     a. In September 1992, the Partnership entered into a promissory note agreement with Riverside Bank, Minnesota, in the amount of $310,000. The note bears interest at the referenced prime rate, as defined, plus 2.5%. Principal and interest are paid in monthly installments of $3,285 until September 1997, when all outstanding amounts are due. The note is secured by a mortgage on a BW-3 restaurant located in Hopkins, Minnesota, with a net book value at June 30, 1997 of $611,726. The proceeds of the note were used to convert a Rocky Rococo restaurant to a Denny's restaurant.

     b. In September 1992, the Partnership entered into a loan agreement with Bank One, Beaver Dam, Wisconsin, in the amount of $270,000. The loan bears interest at 9.5% and is payable in monthly installments of $2,520 through September 1997, with a lump-sum amount of $239,747 due at that time. The loan is secured by a mortgage on a Denny's restaurant located in Beaver Dam, Wisconsin, with a net book value at June 30, 1997, of $470,107. The proceeds of the loan were used to convert a Rocky Rococo restaurant to a Denny's restaurant.

     c. During the Investigation, discussed in Note 2, it was discovered that the former general partners borrowed $600,000 during or before 1991 from Metro North State Bank in Missouri (this loan is now held by Boatmen's First National Bank of Kansas City) secured by mortgages on five (5) Partnership properties. The mortgage note bears interest at the referenced prime rate, as defined, plus 2%, and was due August 15, 1992. The proceeds of the note were not received by the Partnership and, accordingly, a corresponding amount due from former affiliates was recorded in 1992. As of June 30, 1997, the Partnership has not paid debt service on this note. Management met with representatives of the bank during 1993 and disputed the obligation. The Partnership received a notice of default on this note in October 1993 and an action of foreclosure was filed in February 1994 on one of the Partnership's properties located in Dallas, Texas, with a net book value of $1,186,423 at June 30, 1997. See Note 12 for further discussion of litigation concerning this note. Interest in the amount of $252,000 was accrued, but unpaid, as of June 30, 1997. The interest accrual has been recorded at the face rate of the note. If the Partnership loses the dispute, additional interest amounting to approximately $274,000, representing the default interest, may be due and payment would be shared by the Partnership and its affiliated Partnerships.

          Scheduled maturities of all notes payable, with the exception of the $600,000 note payable mentioned above, are as follows:

                 Year ending
                 December 31,
                    1997                         $323,307
                                                 ========

7.  TRANSACTIONS WITH CURRENT GENERAL PARTNER:
    ------------------------------------------

Amounts paid to the current General Partner for the six months ended June 30, 1997 and 1996, are as follow:

                                                  Incurred as of  Incurred as of
    Current General Partner                       June 30, 1997   June 30, 1996
    -----------------------                       --------------  --------------
    Management fees                                   $46,540         $45,126
    Restoration fees                                       28           8,457
    Cash distribution                                   2,742           3,554
    Overhead allowance                                  3,795           3,760
    Reimbursement for out-of-pocket expenses            6,603           6,190
                                                      -------         -------
                                                      $59,708         $67,087
                                                      =======         =======

8.  NET INVESTMENT IN DIRECT FINANCING LEASES:
    ------------------------------------------

The net investment in direct financing leases, which includes the Partnership's specialty leasehold improvement leases, is comprised of the following as of June 30, 1997:

          Minimum lease payments receivable                 $216,592
          Less - Unearned income                             (25,121)
                                                            --------
            Net investment in direct financing leases       $191,471
                                                            ========

Scheduled future minimum lease payments are as follows:

                 Year ending
                 December 31,
                     1997                        $ 53,635
                     1998                          75,720
                     1999                          75,720
                     2000                          11,517
                                                 --------
                                                 $216,592
                                                 ========

9.  CONTINGENT LIABILITIES:
    ----------------------

According to the Partnership Agreement, as amended, the current General Partner may receive a disposition fee not to exceed 3% of the contract price of the sale of investment properties. Fifty percent (50%) of all such disposition fees earned by the current General Partner is to be escrowed until the aggregate amount of recovery of the funds misappropriated from the Partnerships by the former general partners is greater than $4,500,000. Upon reaching such recovery level, full disposition fees will thereafter be payable and fifty percent (50%) of the previously escrowed amount will be paid to the current General Partner. At such time as the recovery exceeds $6,000,000 in the aggregate, the remaining escrowed disposition fees shall be paid to the current General Partner. If such levels of recovery are not achieved, the current General Partner will contribute the amounts escrowed towards the recovery. In lieu of an escrow, 50% of all such disposition fees have been paid directly to the restoration account and then distributed among the three Partnerships. After surpassing the $4,500,000 recovery level during March 1996, 50% of the amount previously escrowed was refunded to the current General Partner. The remaining amount allocated to the Partnerships may be owed to the current General Partner if the $6,000,000 recovery level is met. As of June 30, 1997, the Partnership may owe the current General Partner $5,189, which is currently reflected as a recovery, if the $6,000,000 recovery level is achieved.

10.  PMA INDEMNIFICATION TRUST:
     --------------------------

The Permanent Manager Agreement ("PMA") provides that the Permanent Manager will be indemnified from any claims or expenses arising out of or relating to the Permanent Manager serving in such capacity or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by the Permanent Manager. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership's creditors. An Indemnification Trust ("Trust") serving such purposes has been established at United Missouri Bank, N.A. The Trust has been fully funded with Partnership assets as of June 30, 1997. Funds are invested in U.S. Treasury securities. In addition, interest totaling $42,037 has been credited to the Trust as of June 30, 1997. The rights of the Permanent Manager to the Trust shall be terminated upon the earliest to occur of the following events: (i) the written release by the Permanent Manager of any and all interest in the Trust;
(ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against the Permanent Manager and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that the Permanent Manager shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

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

Recoveries realized by the Partnerships are being distributed to each respective partnership on the same basis as the restoration costs are currently being allocated. As of June 30, 1997, the Partnerships recovered a total of approximately $5,126,000 from the former general partners and their affiliates. Of this amount, the Partnership received its pro-rata share in the amount of $662,559. Additionally, $40,347, representing 50% of all previously escrowed disposition fees earned by the General Partner, have been paid to the recovery. Of that amount, $5,189 was allocated to the Partnership and is contingently payable to the General Partner upon achievement of the final recovery level as described in Note 9.

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

On March 24, 1994, the Partnership filed a complaint in the United States District Court for the Western District of Missouri against Boatmen's First National Bank of Kansas City ("Boatmen's") seeking a declaratory judgment that Boatmen's has no right or interest in a promissory note executed in the name of the Partnership by the former general partners (the "Note") secured by mortgages on five Partnership properties, and further seeking an injunction against foreclosure proceedings instituted against a Partnership property located in Dallas, Texas under a first deed of trust and security agreement given to secure the Note (the "Foreclosure"). As further described in Note 6, the former general partners borrowed $600,000 during or before 1991 from Metro North State Bank (the note is now held by Boatmen's). The proceeds of the Note were not received by the Partnership. As of June 30, 1997, the Partnership had not paid debt service on the Note. The Partnership received a notice of default on the Note in October 1993, and the Foreclosure Action was filed in February 1994. As of June 30, 1997, interest in the amount of $252,000 was accrued, but was unpaid, on the Note. Boatmen's has agreed to stay its foreclosure proceedings.
Boatmen's answered the complaint and filed a motion for summary judgment to which the Partnership responded. Boatmen's motion for summary judgement was granted by the District Court. The Partnership appealed the summary judgement to the United States Court of Appelas for the Eighth Circuit which overturned the ruling of the District Court. The case has been remanded back to the District Court for the completion of discovery and trial. Trial of the case took place on June 23, 1997. The Partnership is currently awaiting the judge's ruling. Pursuant to the Restoration Trust Account procedures described in Note 11, all of the Partnerships are sharing the expenses of this litigation and any recoveries resulting effectively from the partial or full cancellation of the alleged indebtedness will be allocated among the three Partnerships on the same basis as the restoration costs are currently being allocated via appropriate payments by the Partnership to its affiliated Partnerships.

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

14.  SUBSEQUENT EVENTS:
     ------------------

On August 15, 1997, the Partnership made a distribution to the Limited Partners for the Second Quarter 1997 of $375,000 amounting to approximately $15.00 per limited partnership interest.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources:
--------------------------------

Investment Properties and Net Investment in Direct Financing Leases
-------------------------------------------------------------------

The investment properties, including equipment held by the Partnership at June 30, 1997, were originally purchased at a price, including acquisition costs, of approximately $20,136,000.

The Partnership is currently negotiating a contract for sale of the vacant land in Colorado Springs, Colorado. During January 1997, the Partnership executed a lease for the former Porterhouse property in Chicago, Illinois with the tenant of BJ's Market and Bakery.

The Denny's restaurant (currently BW-3) in Hopkins, Minnesota, was vacated by the tenant in September 1994. The property's lease, however, does not expire until 2013, and the tenant continued to make all payments required by the lease. During March 1995, the tenant executed a lease with a sub-tenant, Stone Creek, Inc., for the property. During the First Quarter of 1997, the tenant, DenAmerica, notified the Partnership that it wants to be released from the lease on this property. DenAmerica also vacated and ceased paying rent in the Beaver Dam, Wisconsin, store. Management is currently working with DenAmerica to resolve this issue.

During 1996, the tenant of the former Chi-Chi's restaurant in Grand Forks, North Dakota, paid a lease termination fee equal to one year's rent and real estate taxes. The property was subsequently leased to a franchise of Rio Bravo. Rent on this lease was scheduled to commence in April 1997. Due to the damaging floods and record snowfalls in Grand Forks, the tenant is unable to begin making rent payments as scheduled. Management is allowing an additional three months' rent abatement and has assisted the tenant with obtaining financing for improvements which they are providing to the property. We also expect a reduction in 1997 real estate taxes.

The net investment in direct financing leases, which includes the Partnership's specialty leasehold improvement leases, amounted to $191,000 at June 30, 1997, compared to $204,000 at December 31, 1996. The decrease of $13,000 was a result of principal payments received.

Other Assets
------------

Cash and cash equivalents, including cash restricted for real estate taxes held by the Partnership, were $882,000 at June 30, 1997, compared to $1,038,000 at December 31, 1996. The Partnership designated cash of $375,000 to fund the Second Quarter 1997 distributions to Limited Partners, $385,000 for the payment of accounts payable and accrued expenses, and the remainder represents reserves deemed necessary to allow the Partnership to operate normally. Cash generated through the operations of the Partnership's investment properties, sales of investment properties, and any recoveries of misappropriated funds by the former general partners will provide the sources for future fund liquidity and Limited Partner distributions.

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

Due From Former Affiliates and Allowance for Uncollectible Amounts Due From
---------------------------------------------------------------------------
Former Affiliates
-----------------

Due from former affiliates represented misappropriated assets due from the former general partners and their affiliates in the amount of $554,000 at June 30, 1997. The receivable decreased from December 31, 1996, due to $1,000 of recoveries received during the quarter from the former general partners and their affiliates.

The Partnership maintains a record of costs incurred in identifying or recovering the misappropriated assets. These amounts are expensed when incurred, and then recorded on the balance sheet as a restoration cost receivable with a corresponding allowance for such receivable deemed uncollectible. These costs are considered due from the former general partners and their affiliates. Interest has been accrued on the misappropriated funds since January 1, 1993, at a rate of 9% per annum and has been included in the restoration cost receivable. The receivable increased from approximately $1,253,000 at December 31, 1996, to $1,343,000 at June 30, 1997, and includes $698,000 of cumulative accrued interest.

In 1993, the current General Partner estimated an aggregate recovery of $3 million for the Partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the Partnerships based on each Partnership's pro rata share of the total misappropriation. Through June 30, 1997, $5,166,000 of recoveries have been received which exceeded the original estimate of $3 million. As a result, the Partnership has recognized $276,000 as income, which represents its share of the excess recovery. The current General Partner continues to pursue recoveries of the misappropriated funds, however, no further significant recoveries are anticipated.

The restoration costs are allocated among the Partnerships based on each Partnership's respective share of the misappropriation as discussed in Note 11 to the financial statements. The allocation is adjusted periodically to reflect any changes in the entire misappropriation. The Partnership's percentage of the allocation was reduced in 1993.

Liabilities
-----------

Mortgage notes payable decreased from $1,015,000 at December 31, 1996, to $923,000 at June 30, 1997, due to monthly principal payments made on the notes as well as additional principal reductions made from excess cash flows.

Accounts payable and accrued expenses at June 30, 1997, amounted to approximately $41,000. The majority of this balance represented accruals of legal and auditing fees.

Real estate taxes payable amounted to $17,000 at June 30, 1997, compared to $72,000 at December 31, 1996. The decrease is primarily a result of amounts accrued for 1996 taxes on vacant properties which were paid in 1997.

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

Cash distributions paid to the Limited Partners and to the General Partner during 1997 of $725,000 and $2,742, respectively, have also been made in accordance with the amended Partnership Agreement. The Second Quarter 1997 distribution of $375,000 was paid to the Limited Partners on August 15, 1997.

Results of Operations:
----------------------

The Partnership reported net income for the quarter ended June 30, 1997, in the amount of $339,000 compared to $523,000 for the quarter ended June 30, 1996.
For the six months ended June 30, 1997 and 1996, net income totaled $685,000 and $889,000, respectively. The costs related to the misappropriation increased significantly during 1996 as the lawsuit against the former general partner accountants and attorneys got closer to trial and due to the payment of contingent fees related to the settlement of the litigation. During 1997, these costs had only a minimal impact on operations. Additionally, 1996 revenue included a recovery of amounts previously written off as a result of settlements received from the Partnerships' former accountants and attorneys and a $164,000 lease termination fee from the former tenant of a Chi Chi's restaurant.

Revenues
--------

Total revenues were $523,000 and $698,000 for the quarters ended June 30, 1997 and 1996, respectively, and were $1,068,000 and $1,435,000 for the six months ended June 30, 1997 and 1996, respectively. Revenue for 1996 includes a $200,000 adjustment to the write-off of amounts due from the former general partners and a $164,000 lease termination fee.

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

Expenses
--------

For the quarters ended June 30, 1997 and 1996, cash expenses amounted to approximately 18% and 12% of total revenues, respectively. For the six months ended June 30, 1997 and 1996, cash expenses totaled 19% and 26%, respectively. Total expenses, including non-cash items, amounted to approximately 35% and 25% of total revenues for the quarters ended June 30, 1997 and 1996 and totaled 36% and 38% for the six months ended June 30, 1997 and 1996. Items negatively impacting expenses during 1996 include expenses incurred primarily in relation to the misappropriation of assets by the former general partners and their affiliates and interest expense.

For the six months ended June 30, 1997 and 1996, expenses incurred in relation to the misappropriated assets amounted to $7,000 and $161,000, respectively. Future expenses incurred in relation to the misappropriation should have only a minimal impact on the Partnership.

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

On March 24, 1994, the Partnership filed a complaint in the United States District Court for the Western District of Missouri against Boatmen's First National Bank of Kansas City ("Boatmen's") seeking a declaratory judgment that Boatmen's has no right or interest in a promissory note executed in the name of the Partnership by the former general partners (the "Note") secured by mortgages on five Partnership properties, and further seeking an injunction against foreclosure proceedings instituted against a Partnership property located in Dallas, Texas, under a first deed of trust and security agreement given to secure the Note (the "Foreclosure"). As further described in Note 6 to the Financial Statements, the former general partners borrowed $600,000 during or before 1991 from Metro North State Bank (the note is now held by Boatmen's).
The proceeds of the Note were not received by the Partnership. As of June 30, 1997, the Partnership had not paid debt service on the Note. The Partnership received a notice of default on the Note in October 1993, and the Foreclosure Action was filed in February 1994. As of June 30, 1997, interest in the amount of $252,000 had accrued, but was unpaid on the Note. Interest is accrued at the face rate of the Note. If the Partnership loses the dispute, additional interest totaling approximately $274,000, representing the default interest, may be due. Boatmen's has agreed to stay its foreclosure proceedings. Boatmen's answered the complaint and filed a motion for summary judgment to which the Partnership responded. The District Court granted Boatmen's motion for summary judgement. The Partnership appealed and the Eighth Circuit Court of Appeals reversed the District Court's ruling. The case was sent back to the District Court for the completion of discovery and trial. Trial of the case took place on June 23, 1997. The Partnership is currently awaiting the judge's ruling. Pursuant to the Restoration Trust Account procedures described in Note 11 to the Financial Statements, all of the Partnerships are sharing the expenses of this litigation and any recoveries resulting effectively from the partial or full cancellation of the alleged indebtedness will be allocated among the three Partnerships on the same basis as the restoration costs are currently being allocated via appropriate payments by the Partnership to its affiliated Partnerships.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Listing of Exhibits:

     99.0 Correspondence to the Limited Partners dated August 15, 1997, regarding the Second Quarter 1997 distribution.

(b)  Report on Form 8-K:

     The Registrant filed no reports on Form 8-K during the second quarter of fiscal year 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DIVALL INSURED INCOME FUND LIMITED PARTNERSHIP


By:  The Provo Group, Inc., General Partner



By:  /s/Bruce A. Provo
     ---------------------------------------------
     Bruce A. Provo, President


Date:  August 14, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By:  The Provo Group, Inc., General Partner



By:  /s/Bruce A. Provo
     ---------------------------------------------
     Bruce A. Provo, President


Date:  August 14, 1997



By:  /s/Kristin J. Atkinson
     --------------------------------------------
     Kristin J. Atkinson
     Vice President - Finance and Administration


Date:  August 14, 1997