Form 10-Q
period 1997-09-30
DIVALL INSURED INCOME FUND LTD PARTNERSHIP
filed 1997-11-13
CIK 786974

                                   FORM 10-Q

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended     September 30, 1997
                                    --------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to _______________

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

                                BALANCE SHEETS

                   September 30, 1997 and December 31, 1996
                   ----------------------------------------

                                    ASSETS

                                                          (Unaudited)
                                                         September 30,   December 31,
                                                              1997           1996
                                                         -------------   ------------
INVESTMENT PROPERTIES AND EQUIPMENT:(Note 3 and 6)
     Land                                                  $ 7,308,073    $ 7,308,073
     Buildings and improvements                             12,075,525     12,070,525
     Equipment                                                 246,896        246,896
     Accumulated depreciation                               (4,693,628)    (4,430,396)
                                                           -----------    -----------

        Net investment properties and equipment             14,936,866     15,195,098
                                                           -----------    -----------

NET INVESTMENT IN DIRECT FINANCING LEASES:(Note 8)             161,041        203,934
                                                           -----------    -----------

OTHER ASSETS:
     Cash and cash equivalents                                 933,518      1,019,582
     Cash restricted for real estate taxes                           0         18,048
     Cash held in Indemnification Trust (Note 10)              296,376        284,615
     Rents and other receivables (net of allowance of
     $0 in 1997 and $1,320 in 1996)                            123,098        117,880
     Deferred rent receivable                                  236,694        136,925
     Prepaid insurance                                           1,396         14,268
     Deferred charges (net of accumulated amortization
     of $67,147 in 1997 and $60,086 in 1996)                    71,761         60,273
                                                           -----------    -----------

        Total other assets                                   1,662,843      1,651,591
                                                           -----------    -----------

DUE FROM FORMER AFFILIATES:(Note 2)
     Due from former general partner affiliates                554,344        555,052
     Allowance for uncollectible amounts due from
     former affiliates                                        (554,344)      (555,052)
     Restoration cost receivable                             1,387,360      1,252,957
     Allowance for uncollectible restoration receivable     (1,387,360)    (1,252,957)
                                                           -----------    -----------
     Due from former affiliates, net                                 0              0
                                                           -----------    -----------

     Total assets                                          $16,760,750    $17,050,623
                                                           ===========    ===========

       The accompanying notes are an integral part of these statements.

                 DIVALL INSURED INCOME FUND LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                    September 30, 1997 and December 31, 1996
                    ----------------------------------------

                       LIABILITIES AND PARTNERS' CAPITAL

                                                         (Unaudited)
                                                        September 30,    December 31,
                                                            1997            1996
                                                        -------------    ------------
LIABILITIES:
   Mortgage notes payable (Note 6)                       $   847,998      $ 1,015,429
   Accounts payable and accrued expenses                      40,760           47,816
   Due to current General Partner                              1,457           26,275
   Accrued interest payable                                  265,294          226,027
   Security deposits                                         124,930          104,930
   Real estate taxes payable                                  15,636           72,200
   Unearned rental income                                      4,359           45,119
                                                         -----------      -----------

        Total liabilities                                  1,300,434        1,537,796
                                                         -----------      -----------

CONTINGENT LIABILITIES: (Notes 9 and 13)

PARTNERS' CAPITAL:(Notes 1, 4 and 13)
   Current General Partner -
       Cumulative net income                                  55,809           45,293
       Cumulative cash distributions                         (22,386)         (18,187)
                                                         -----------      -----------
                                                              33,423           27,106
                                                         -----------      -----------
   Limited Partners (25,000 interests outstanding) -
       Capital contributions, net of offering costs       22,270,578       22,270,578
       Cumulative net income                              12,683,150       11,641,978
       Cumulative cash distributions                     (20,316,741)     (19,216,741)
       Reallocation of former
         general partners' capital                           789,906          789,906
                                                         -----------      -----------
                                                          15,426,893       15,485,721
                                                         -----------      -----------
             Total partners' capital                      15,460,316       15,512,827
                                                         -----------      -----------

             Total liabilities and partners' capital     $16,760,750      $17,050,623
                                                         ===========      ===========

        The accompanying notes are an integral part of these statements.

                 DIVALL INSURED INCOME FUND LIMITED PARTNERSHIP

                              STATEMENTS OF INCOME

                                  (Unaudited)
                                  -----------

                                                      Three Months Ended                Nine Months Ended
                                                      ------------------               --------------------
                                                         September 30,                     September 30,
                                                      ------------------               --------------------
                                                        1997      1996                   1997        1996
                                                      --------  --------               --------    --------
REVENUES:
 Rental income                                        $532,897  $480,851              $1,571,135  $1,507,332
 Interest income on direct financing leases              4,274     5,664                  13,896      17,965
 Interest income                                        12,024    12,680                  30,404      35,569
 Other income                                            2,115       556                   3,404       4,181
 Lease termination fee                                       0         0                       0     164,419
 Recovery of amounts previously written off                  0     4,115                     707     209,310
                                                      --------  --------              ----------  ----------

                                                       551,310   503,866               1,619,546   1,938,776
                                                      --------  --------              ----------  ----------
EXPENSES:
 Partnership management fees                            23,520    22,770                  70,060      67,896
 Restoration fees                                            0       165                      28       8,622
 Insurance                                               4,142     4,053                  12,867      13,326
 General and administrative                             10,654    11,027                  51,702      48,996
 Interest                                               20,115    27,175                  63,858      81,504
 Expenses incurred due to default by lessee              6,815     1,878                  14,254       6,532
 Real estate taxes                                           0    13,027                  (3,628)     13,027
 Professional services                                  24,183    20,231                  68,572      60,253
 Professional services related to investigation          1,363     2,833                   8,658     163,634
 Advisory Board fees and expenses                        3,603     3,826                   9,952      11,717
 Depreciation                                           87,591    87,925                 263,232     263,564
 Amortization                                            3,076     1,066                   8,303       3,197
                                                      --------  --------              ----------  ----------

                                                       185,062   195,976                 567,858     742,268
                                                      --------  --------              ----------  ----------

NET INCOME                                            $366,248  $307,890              $1,051,688  $1,196,508
                                                      ========  ========              ==========  ==========

NET INCOME - GENERAL PARTNER                          $  3,662  $  3,079              $   10,517  $   11,965

NET INCOME - LIMITED PARTNERS                          362,586   304,811               1,041,171   1,184,543
                                                      --------  --------              ----------  ----------

                                                      $366,248  $307,890              $1,051,688  $1,196,508
                                                      ========  ========              ==========  ==========
NET INCOME PER LIMITED PARTNERSHIP
INTEREST, based on 25,000 interests outstanding         $14.50    $12.19                  $41.65      $47.38
                                                        ======    ======                  ======      ======

        The accompanying notes are an integral part of these statements.

                 DIVALL INSURED INCOME FUND LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                  (Unaudited)
                                  -----------

                                                                  Nine Months Ended September 30,
                                                                  -------------------------------
                                                                     1997                1996
                                                                  -----------         -----------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
  Net income                                                      $ 1,051,688         $ 1,196,508
  Adjustments to reconcile net income to net cash provided by operating activities -
    Depreciation and amortization                                     271,535             263,761
    Recovery of amounts previously written off                           (707)           (209,310)
    Interest applied to Indemnification Trust Account                 (11,761)            (11,032)
    Increase/(Decrease) in unearned rental income                     (40,760)             44,005
    (Increase) in rents and other receivables                          (5,218)            (17,347)
    (Increase) in deferred rent receivable                            (99,769)             (8,934)
    Withdrawals for payment of real estate taxes                       18,048              24,768
    Decrease in prepaid expenses                                       12,872               4,567
    (Decrease) in accounts payable and accrued expenses                (7,056)            (74,881)
    (Decrease) in payable to tenant                                         0             (96,000)
    Increase/(Decrease) in due to General Partner                     (24,818)                273
    Increase in accrued interest payable                               39,267              39,303
    Increase/(Decrease) in security deposits                           20,000              (9,663)
    (Decrease) in real estate taxes payable                           (56,564)            (46,612)
                                                                  -----------         -----------

      Net cash provided by operating activities                     1,166,757           1,099,406
                                                                  -----------         -----------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
  Payments from affiliated partnerships                                     0             105,833
  Increase in deferred charges                                        (19,791)                  0
  Investment in building improvements                                  (5,000)                  0
  Recoveries from former affiliates                                       707             502,884
  Principal payments received on direct financing leases               42,893              38,825
                                                                  -----------         -----------

      Net cash provided by investing activities                        18,809             647,542
                                                                  -----------         -----------
CASH FLOWS (USED IN) FINANCING ACTIVITIES:
  Principal payments on mortgage notes                               (167,431)            (10,045)
  Cash distributions to Limited Partners                           (1,100,000)         (1,485,000)
  Cash distributions to current General Partner                        (4,199)             (4,786)
                                                                  -----------         -----------

      Net cash (used in) financing activities                      (1,271,630)         (1,499,831)
                                                                  -----------         -----------
NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                           (86,064)            247,117

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    1,019,582             815,512
                                                                  -----------         -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $   933,518         $ 1,062,629
                                                                  ===========         ===========
SUPPLEMENTAL DISCLOSURE--cash paid for interest                       $24,591             $42,201
                                                                      =======             =======



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

The Partnership is currently engaged in the business of owning and operating its investment portfolio (the "Properties") of commercial real estate and recovering the assets misappropriated by the former general partners and/or their affiliates. The Properties are leased on a triple net basis to, and operated by, franchisors or franchisees of national, regional and local retail chains under long-term leases. The lessees consist of fast-food, family style, and casual/theme restaurants. At September 30, 1997, the Partnership owned 22 properties and a parcel of undeveloped land.

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

2.  REGULATORY INVESTIGATION:
    -------------------------

A preliminary investigation during 1992 by the Office of the Commissioner of Securities for the State of Wisconsin and the Securities and Exchange Commission (the "Investigation"), revealed that during at least the four years ended December 31, 1992, two of the former general partners of the Partnership, Gary
J. DiVall ("DiVall") and Paul E. Magnuson ("Magnuson") had transferred substantial cash assets of the Partnership and two affiliated publicly registered partnerships, DiVall Insured Income Properties 2 Limited Partnership ("DiVall 2") and DiVall Income Properties 3 Limited Partnership ("DiVall 3") (collectively the "Partnerships") to various other entities previously sponsored by or otherwise affiliated with DiVall and Magnuson. The unauthorized transfers were in violation of the respective Partnership Agreements and resulted in part, from material weaknesses in the internal control system of the Partnerships. The aggregate amount of the misappropriation, related costs, and 9% interest accrued since January 1, 1993, is in excess of $15,000,000, of which approximately $1,942,000 has been attributed to the Partnership and is reflected as due from former affiliates on the balance sheet at September 30, 1997. The 9% interest accrued as of September 30, 1997, amounted to approximately $741,000 and is not reflected in the accompanying income statement. As of December 31, 1996, $1,808,000 was reflected as due from former affiliates based on the estimated overall misappropriation and related costs of $14,000,000.

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

In 1993, the current General Partner estimated an aggregate recovery of $3 million for the Partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the Partnerships based on each Partnership's pro rata share of the total misappropriation. Through September 30, 1997, $5,166,000 of recoveries have been received which exceeded the original estimate of $3 million. As a result, the Partnership has recognized $276,000 as income, which represents its share of the excess recovery. The current General Partner continues to pursue recoveries of the misappropriated funds, however, no further significant recoveries are anticipated.

3.  INVESTMENT PROPERTIES:
    ----------------------

As of September 30, 1997, the Partnership owned 22 fully constructed fast-food restaurants and a parcel of undeveloped land. The restaurants are comprised of the following: one (1) Chi Chi's Mexican restaurant, four (4) Taco Cabana restaurants, five (5) Denny's restaurants, seven (7) Popeye's Famous Fried Chicken restaurants, one (1) Hardee's restaurant, one (1) BW-3 restaurant, one
(1) Fazoli's restaurant, one (1) Rio Bravo restaurant, and one (1) BJ's Market and Bakery. The 22 properties are located in seven (7) states.

The undeveloped land is located in Colorado Springs, Colorado, and was originally purchased in contemplation of constructing and leasing a Rocky Rococo's restaurant. The land was purchased from a former affiliate of the Partnership in 1987. As part of the purchase, the former affiliate agreed to reimburse the Partnership for any costs to carry the property while the land remained unimproved and nonearning. The construction never commenced and the former affiliate never fully reimbursed the Partnership for its costs. The unreimbursed costs include guaranteed monthly rent, real estate taxes, insurance, and additional items required to maintain the property. At September 30, 1997 and December 31, 1996, these costs totaled approximately $300,000 and $270,000, respectively, and are not reflected in the Partnership's financial statements. Management is currently negotiating a contract to sell the undeveloped parcel. The land was originally purchased for $356,549 and has an adjusted carrying value at September 30, 1997, of $200,000, which approximates the estimated net realizable value.

From time to time, the Partnership experiences interruptions in rental receipts due to tenant delinquencies and vacancies. During January 1995, the Partnership evicted the tenant and took possession of the Porterhouse restaurant in Chicago, Illinois. The tenant in this property had been delinquent and in bankruptcy throughout 1994. A new lease on this property was executed in January 1997 with the tenant of BJ's Market and Bakery. Rent commenced August 1, 1997.

The Denny's restaurant (currently BW-3) in Hopkins, Minnesota, was vacated by the tenant in September 1994. The property's lease, however, does not expire until 2013, and the tenant continued to make all payments required by the lease. During March 1995, the tenant executed a lease with a sub-tenant, Stone Creek, Inc., for the property. During the First Quarter of 1997, the tenant, DenAmerica, notified the Partnership that it wanted to be released from the lease on this property. DenAmerica also vacated and ceased paying rent for the Beaver Dam, Wisconsin store. Management is currently working with DenAmerica to resolve this issue, and the tenant has begun making rental payments again, as required by their lease.

During 1996, the tenant of the former Chi-Chi's restaurant in Grand Forks, North Dakota, paid a lease termination fee equal to one year's rent and real estate taxes. The property was subsequently leased to a franchise of Rio Bravo. Rent on this lease was scheduled to commence April 1997. Due to the damaging floods and record snowfalls in Grand Forks, North Dakota, the tenant was unable to begin making rent payments as scheduled. Management allowed an additional three months' rent abatement and is assisting the tenant in obtaining financing for improvements which they are providing to the property. A reduction in 1997 real estate taxes is also expected.

The total cost of the investment properties and equipment includes the original purchase price plus acquisition fees and other capitalized costs paid to a former affiliate of the general partners.

The current General Partner receives a fee for managing the Partnership equal to 4% of the gross receipts, with a maximum reimbursement for office rent and related office overhead of $25,000 between the three affiliated Partnerships as provided in the Permanent Manager Agreement ("PMA"). Effective March 1, 1997, the minimum management fee and the maximum reimbursement for office rent and overhead increased by 3.3%, representing the allowable annual Consumer Price Index adjustment per the PMA. For purposes of computing the 4% overall fee, gross receipts include amounts recovered in connection with the misappropriation of assets by the former general partners and their affiliates. TPG has received fees from the Partnership totaling $14,966 to date on the amounts recovered, which has been offset against the 4% minimum fee.

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

At September 30, 1997, mortgage notes payable consist of the following:


                Outstanding
             Principal Balance  Interest Rate   Maturity Date
             -----------------  --------------  --------------
         a.           $247,998    prime         September 2001
         b.            600,000    prime + 2.0%     August 1992
                      --------
                      $847,998
                      ========

     a. In September 1997, the Partnership entered into a promissory note with Missouri Bank and Trust Company of Kansas City, in the amount of $247,998. The proceeds of the loan were used to repay a loan from Bank One which had matured. The note bears interest at the referenced prime rate, as defined. Principal and interest are paid in monthly installments of $6,126 until September 2001. The note is secured by a mortgage on a Denny's restaurant located in Beaver Dam, Wisconsin, with a net book value at September 30, 1997, of $466,248.

     b. During the Investigation, discussed in Note 2, it was discovered that the former general partners borrowed $600,000 during or before 1991 from Metro North State Bank in Missouri (this loan is now held by Boatmen's First National Bank of Kansas City) secured by mortgages on five (5) Partnership properties. The mortgage note bears interest at the referenced prime rate, as defined, plus 2%, and was due August 15, 1992. The proceeds of the note were not received by the Partnership and, accordingly, a corresponding amount due from former affiliates was recorded in 1992. As of September 30, 1997, the Partnership has not paid debt service on this note. Management met with representatives of the bank during 1993 and disputed the obligation. The Partnership received a notice of default on this note in October 1993 and an action of foreclosure was filed in February 1994 on one of the Partnership's properties located in Dallas, Texas, with a net book value of $1,182,584 at September 30, 1997. See Note 12 for further discussion of litigation concerning this note. Interest in the amount of $265,000 was accrued, but unpaid, as of September 30, 1997.

         Scheduled maturities of the note payable, excluding the $600,000 note payable mentioned above, are as follows:

                Year ending
                December 31,
                       1997               $ 13,202
                       1998                 55,696
                       1999                 60,619
                       2000                 65,977
                       2001                 52,504
                                          --------
                                          $247,998
                                          ========

7.  TRANSACTIONS WITH CURRENT GENERAL PARTNER:
    ------------------------------------------

Amounts paid to the current General Partner for the nine months ended September 30, 1997 and 1996, are as follow:



              Current General Partner                     Incurred as of        Incurred as of
              -----------------------                     September 30,         September 30,
                                                              1997                   1996
                                                          --------------        ---------------
              Management fees                                    $70,060                $67,896
              Restoration fees                                        28                  8,622
              Cash distribution                                    4,199                  4,786
              Overhead allowance                                   5,692                  5,657
              Reimbursement for out-of-pocket expenses             8,839                  8,586
                                                                 -------                -------
                                                                 $88,818                $95,547
                                                                 =======                =======


8.  NET INVESTMENT IN DIRECT FINANCING LEASES:
    ------------------------------------------

The net investment in direct financing leases, which includes the Partnership's specialty leasehold improvement leases, is comprised of the following as of September 30, 1997:


                        Minimum lease payments receivable                $181,887

                        Less - Unearned income                            (20,846)
                                                                         --------
                        Net investment in direct financing leases        $161,041
                                                                         ========


Scheduled future minimum lease payments are as follows:

                         Year ending
                        December 31,
                                         1997                            $ 18,930
                                         1998                              75,720
                                         1999                              75,720
                                         2000                              11,517
                                                                         --------
                                                                         $181,887
                                                                         ========

9.  CONTINGENT LIABILITIES:
    ----------------------

According to the Partnership Agreement, as amended, the current General Partner may receive a disposition fee not to exceed 3% of the contract price of the sale of investment properties. Fifty percent (50%) of all such disposition fees earned by the current General Partner is to be escrowed until the aggregate amount of recovery of the funds misappropriated from the Partnerships by the former general partners is greater than $4,500,000. Upon reaching such recovery level, full disposition fees will thereafter be payable and fifty percent (50%) of the previously escrowed amount will be paid to the current General Partner. At such time as the recovery exceeds $6,000,000 in the aggregate, the remaining escrowed disposition fees shall be paid to the current General Partner. If such levels of recovery are not achieved, the current General Partner will contribute the amounts escrowed towards the recovery. In lieu of an escrow, 50% of all such disposition fees have been paid directly to the restoration account and then distributed among the three Partnerships. After surpassing the $4,500,000 recovery level during March 1996, 50% of the amount previously escrowed was refunded to the current General Partner. The remaining amount allocated to the Partnerships may be owed to the current General Partner if the $6,000,000 recovery level is met. As of September 30, 1997, the Partnership may owe the current General Partner $5,189, which is currently reflected as a recovery, if the $6,000,000 recovery level is achieved.

10.  PMA INDEMNIFICATION TRUST:
     --------------------------

The Permanent Manager Agreement ("PMA") provides that the Permanent Manager will be indemnified from any claims or expenses arising out of or relating to the Permanent Manager serving in such capacity or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by the Permanent Manager. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership's creditors. An Indemnification Trust ("Trust") serving such purposes has been established at United Missouri Bank, N.A. The Trust has been fully funded with Partnership assets as of September 30, 1997. Funds are invested in U.S. Treasury securities. In addition, interest totaling $46,376 has been credited to the Trust as of September 30, 1997. The rights of the Permanent Manager to the Trust shall be terminated upon the earliest to occur of the following events: (i) the written release by the Permanent Manager of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against the Permanent Manager and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that the Permanent Manager shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

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

Recoveries realized by the Partnerships are being distributed to each respective partnership on the same basis as the restoration costs are currently being allocated. As of September 30, 1997, the Partnerships recovered a total of approximately $5,126,000 from the former general partners and their affiliates. Of this amount, the Partnership received its pro-rata share in the amount of $662,559. Additionally, $40,347, representing 50% of all previously escrowed disposition fees earned by the General Partner, have been paid to the recovery. Of that amount, $5,189 was allocated to the Partnership and is contingently payable to the General Partner upon achievement of the final recovery level as described in Note 9.

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

On March 24, 1994, the Partnership filed a complaint in the United States District Court for the Western District of Missouri against Boatmen's First National Bank of Kansas City ("Boatmen's") seeking a declaratory judgment that Boatmen's has no right or interest in a promissory note executed in the name of the Partnership by the former general partners (the "Note") secured by mortgages on five Partnership properties, and further seeking an injunction against foreclosure proceedings instituted against a Partnership property located in Dallas, Texas under a first deed of trust and security agreement given to secure the Note (the "Foreclosure"). As further described in Note 6, the former general partners borrowed $600,000 during or before 1991 from Metro North State Bank (the note is now held by Boatmen's). The proceeds of the Note were not received by the Partnership. As of September 30, 1997, the Partnership had not paid debt service on the Note. The Partnership received a notice of default on the Note in October 1993, and the Foreclosure Action was filed in February 1994. As of September 30, 1997, interest in the amount of $265,000 was accrued, but was unpaid, on the Note. Boatmen's agreed to stay its foreclosure proceedings. Boatmen's answered the complaint and filed a motion for summary judgment to which the Partnership responded. Boatmen's motion for summary judgement was granted by the District Court. The Partnership appealed the summary judgement to the United States Court of Appeals for the Eighth Circuit which overturned the ruling of the District Court. The case has been remanded back to the District Court for the completion of discovery and trial. Trial of the case took place on June 23, 1997. The judge ruled in favor of the Partnership on August 21, 1997, that the note was not enforceable. However, Boatmen's appealed this ruling, so no recovery was recorded during the quarter. However, the appeal was dropped during the fourth quarter of 1997, so a recovery will be recorded during the fourth quarter. Pursuant to the Restoration Trust Account procedures described in Note 11, all of the Partnerships are sharing the expenses of this litigation and the recovery resulting from the full cancellation of the alleged indebtedness will be allocated among the three Partnerships on the same basis as the restoration costs are currently being allocated via appropriate payments by the Partnership to its affiliated Partnerships.

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

14.  SUBSEQUENT EVENTS:
     ------------------

On November 15, 1997, the Partnership made a distribution to the Limited Partners for the Third Quarter 1997 of $475,000 amounting to approximately $19.00 per limited partnership interest.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources:
--------------------------------

Investment Properties and Net Investment in Direct Financing Leases
-------------------------------------------------------------------

The investment properties, including equipment held by the Partnership at September 30, 1997, were originally purchased at a price, including acquisition costs, of approximately $20,136,000.

The Partnership is currently negotiating a contract for sale of the vacant land in Colorado Springs, Colorado. During January 1997, the Partnership executed a lease for the former Porterhouse property in Chicago, Illinois with the tenant of BJ's Market and Bakery.

The Denny's restaurant (currently BW-3) in Hopkins, Minnesota, was vacated by the tenant in September 1994. The property's lease, however, does not expire until 2013, and the tenant continued to make all payments required by the lease. During March 1995, the tenant executed a lease with a sub-tenant, Stone Creek, Inc., for the property. During the First Quarter of 1997, the tenant, DenAmerica, notified the Partnership that it wanted to be released from the lease on this property. DenAmerica also vacated and ceased paying rent for the Beaver Dam, Wisconsin, store. Management is currently working with DenAmerica to resolve this issue, and the tenant has begun making lease payments again, as required by their lease.

During 1996, the tenant of the former Chi-Chi's restaurant in Grand Forks, North Dakota, paid a lease termination fee equal to one year's rent and real estate taxes. The property was subsequently leased to a franchise of Rio Bravo. Rent on this lease was scheduled to commence April 1997. Due to the damaging floods and record snowfalls in Grand Forks, the tenant was unable to begin making rent payments as scheduled. Management allowed an additional three months' rent abatement and has assisted the tenant with obtaining financing for improvements which they are providing to the property. A reduction in 1997 real estate taxes is also expected.

The net investment in direct financing leases, which includes the Partnership's specialty leasehold improvement leases, amounted to $161,000 at September 30, 1997, compared to $204,000 at December 31, 1996. The decrease of $43,000 was a result of principal payments received.

Other Assets
------------

Cash and cash equivalents, including cash restricted for real estate taxes held by the Partnership, were $934,000 at September 30, 1997, compared to $1,038,000 at December 31, 1996. The Partnership designated cash of $475,000 to fund the Third Quarter 1997 distributions to Limited Partners, $325,000 for the payment of accounts payable and accrued expenses, and the remainder represents reserves deemed necessary to allow the Partnership to operate normally. Cash generated through the operations of the Partnership's investment properties, sales of investment properties, and any recoveries of misappropriated funds by the former general partners will provide the sources for future fund liquidity and Limited Partner distributions.

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


Due From Former Affiliates and Allowance for Uncollectible Amounts Due From
---------------------------------------------------------------------------
Former Affiliates
-----------------

Due from former affiliates represented misappropriated assets due from the former general partners and their affiliates in the amount of $554,000 at September 30, 1997. The receivable decreased from December 31, 1996, due to $1,000 of recoveries received from the former general partners and their affiliates.

The Partnership maintains a record of costs incurred in identifying or recovering the misappropriated assets. These amounts are expensed when incurred, and then recorded on the balance sheet as a restoration cost receivable with a corresponding allowance for such receivable deemed uncollectible. These costs are considered due from the former general partners and their affiliates. Interest has been accrued on the misappropriated funds since January 1, 1993, at a rate of 9% per annum and has been included in the restoration cost receivable. The receivable increased from approximately $1,253,000 at December 31, 1996, to $1,387,000 at September 30, 1997, and
includes $741,000 of cumulative accrued interest.

In 1993, the current General Partner estimated an aggregate recovery of $3 million for the Partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the Partnerships based on each Partnership's pro rata share of the total misappropriation. Through September 30, 1997, $5,166,000 of recoveries have been received which exceeded the original estimate of $3 million. As a result, the Partnership has recognized $276,000 as income, which represents its share of the excess recovery. The current General Partner continues to pursue recoveries of the misappropriated funds, however, no further significant recoveries are anticipated.

The restoration costs are allocated among the Partnerships based on each Partnership's respective share of the misappropriation as discussed in Note 11 to the financial statements. The allocation is adjusted periodically to reflect any changes in the entire misappropriation. The Partnership's percentage of the allocation was reduced in 1993.

Liabilities
-----------

Mortgage notes payable decreased from $1,015,000 at December 31, 1996, to $848,000 at September 30, 1997, due to monthly principal payments made on the notes as well as additional principal reductions made from excess cash flows. One note was paid in full during the quarter and the other undisputed note was refinanced upon its maturity during September.

Accounts payable and accrued expenses at September 30, 1997, amounted to approximately $41,000. The majority of this balance represented accruals of legal and auditing fees.

Real estate taxes payable amounted to $16,000 at September 30, 1997, compared to $72,000 at December 31, 1996. The decrease is primarily a result of amounts accrued for 1996 taxes on vacant properties which were paid in 1997.

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

Cash distributions paid to the Limited Partners and to the General Partner during 1997 of $1,100,000 and $4,199, respectively, have also been made in accordance with the amended Partnership Agreement. The Third Quarter 1997 distribution of $475,000 was paid to the Limited Partners on November 15, 1997.

Results of Operations:
----------------------

The Partnership reported net income for the quarter ended September 30, 1997, in the amount of $366,000 compared to $308,000 for the quarter ended September 30, 1996. For the nine months ended September 30, 1997 and 1996, net income totaled $1,052,000 and $1,197,000, respectively. The costs related to the misappropriation increased significantly during 1996 as the lawsuit against the former general partner accountants and attorneys got closer to trial and due to the payment of contingent fees related to the settlement of the litigation. During 1997, these costs had only a minimal impact on operations. Additionally, 1996 revenue included a recovery of amounts previously written off as a result of settlements received from the Partnerships' former accountants and attorneys and a $164,000 lease termination fee from the former tenant of a Chi Chi's restaurant.

Revenues
--------

Total revenues were $551,000 and $504,000 for the quarters ended September 30, 1997 and 1996, respectively, and were $1,620,000 and $1,939,000 for the nine months ended September 30, 1997 and 1996, respectively. Revenue for 1996 includes a $209,000 adjustment to the write-off of amounts due from the former general partners and a $164,000 lease termination fee.

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

Expenses
--------

For the quarters ended September 30, 1997 and 1996, cash expenses amounted to approximately 17% and 21% of total revenues, respectively. For the nine months ended September 30, 1997 and 1996, cash expenses totaled 18% and 25%, respectively. Total expenses, including non-cash items, amounted to approximately 34% and 39% of total revenues for the quarters ended September 30, 1997 and 1996 and totaled 35% and 38% for the nine months ended September 30, 1997 and 1996. Items negatively impacting expenses during 1996 include expenses incurred primarily in relation to the misappropriation of assets by the former general partners and their affiliates and interest expense.

For the nine months ended September 30, 1997 and 1996, expenses incurred in relation to the misappropriated assets amounted to $9,000 and $164,000, respectively. Future expenses incurred in relation to the misappropriation should have only a minimal impact on the Partnership.

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

On March 24, 1994, the Partnership filed a complaint in the United States District Court for the Western District of Missouri against Boatmen's First National Bank of Kansas City ("Boatmen's") seeking a declaratory judgment that Boatmen's has no right or interest in a promissory note executed in the name of the Partnership by the former general partners (the "Note") secured by mortgages on five Partnership properties, and further seeking an injunction against foreclosure proceedings instituted against a Partnership property located in Dallas, Texas, under a first deed of trust and security agreement given to secure the Note (the "Foreclosure"). As further described in Note 6 to the Financial Statements, the former general partners borrowed $600,000 during or before 1991 from Metro North State Bank (the note is now held by Boatmen's).
The proceeds of the Note were not received by the Partnership. As of September 30, 1997, the Partnership had not paid debt service on the Note. The Partnership received a notice of default on the Note in October 1993, and the Foreclosure Action was filed in February 1994. As of September 30, 1997, interest in the amount of $265,000 had accrued, but was unpaid on the Note. Boatmen's agreed to stay its foreclosure proceedings. Boatmen's answered the complaint and filed a motion for summary judgment to which the Partnership responded. The District Court granted Boatmen's motion for summary judgement. The Partnership appealed and the Eighth Circuit Court of Appeals reversed the District Court's ruling. The case was sent back to the District Court for the completion of discovery and trial. Trial of the case took place on June 23, 1997. The judge ruled in favor of the Partnership on August 21, 1997, that the note was not enforceable. However, Boatmen's appealed this ruling, so no recovery was recorded during the quarter. However, the appeal was dropped during the fourth quarter of 1997, so a recovery will be recorded during the fourth quarter. Pursuant to the Restoration Trust Account procedures described in Note 11 to the Financial Statements, all of the Partnerships are sharing the expenses of this litigation and the recovery resulting from the full cancellation of the alleged indebtedness will be allocated among the three Partnerships on the same basis as the restoration costs are currently being allocated via appropriate payments by the Partnership to its affiliated Partnerships.

Item 6. Exhibits and Reports on Form 8-K

(a)  Listing of Exhibits:

     99.0 Correspondence to the Limited Partners dated November 15, 1997, regarding the Third Quarter 1997 distribution.

(b)  Report on Form 8-K:

     The Registrant filed no reports on Form 8-K during the third quarter of fiscal year 1997.

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


Date: November 14, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By:  The Provo Group, Inc., General Partner



By:  /s/Bruce A. Provo
     ---------------------------------------------
     Bruce A. Provo, President


Date: November 14, 1997



By:  /s/Kristin J. Atkinson
     --------------------------------------------
     Kristin J. Atkinson
     Vice President - Finance and Administration


Date: November 14, 1997