Form 10-K405
period 1997-12-31
DIVALL INSURED INCOME FUND LTD PARTNERSHIP
filed 1998-03-27
CIK 786974

                                   FORM 10-K
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended     December  31, 1997
                               -------------------------------

                                            OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to _______________

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

                Index to Exhibits located on page:    36 - 37
                                                   -------------

                                    PART I

Item 1.   Business

Background
----------

The Registrant, DiVall Insured Income Fund Limited Partnership (the "Partnership"), is a limited partnership organized under the Wisconsin Uniform Limited Partnership Act pursuant to an Agreement of Limited Partnership dated as of November 29, 1985, and amended as of September 15, 1986, June 16, 1987, February 8, 1993, May 26, 1993, and June 30, 1994. As of December 31, 1997, the Partnership consisted of one General Partner and 1,759 Limited Partners owning an aggregate of 25,000 Limited Partnership Interests (the "Interests") acquired at a public offering price of $1,000 per Interest before volume discounts. The Interests were sold commencing September 17, 1986, pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933 (Registration 33-
2552) as amended. On March 16, 1988, the Partnership closed the offering at the maximum offering amount of 25,000 Interests ($25,000,000), providing net proceeds to the Partnership after volume discounts and offering costs of $22,270,578.

The Partnership is currently engaged in the business of owning and operating its investment portfolio (the "Properties") of commercial real estate. The Properties are leased on a triple net basis to, and operated by, franchisors or franchisees of national, regional and local retail chains under long-term leases. The lessees consist of fast-food, family style, and casual/theme restaurants. At December 31, 1997, the Partnership owned 22 properties and a parcel of undeveloped land, as more fully described in Item 2.

Prior to the disposal of the Properties, the Partnership's return on its investment will be derived principally from rental payments received from its lessees. Therefore, the Partnership's return on its investment is largely dependent upon, among other factors, the business success of its lessees. The business success of the Partnership's individual lessees can be adversely affected on three general levels. First, the tenants rely heavily on the management contributions of a few key entrepreneurial owners. The business operations of such entrepreneurial tenants can be adversely affected by death, disability or divorce of a key owner, or by such owner's poor business decisions such as an undercapitalized business expansion. Second, changes in a local market area can adversely affect a lessee's business operation. A local economy can suffer a downturn with high unemployment. Socioeconomic neighborhood changes can affect retail demand at specific sites and traffic patterns may change, or stronger competitors may enter a market. These and other local market factors can potentially adversely affect the lessees of Partnership properties. Finally, despite an individual lessee's solid business plans in a strong local market, the chain concept itself can suffer reversals or changes in management policy which in turn can affect the profitability of operations for Partnership properties. Therefore, there can be no assurance that any specific lessee will have the ability to pay its rent over the entire term of its lease with the Partnership.

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

A preliminary investigation during 1992 by the Office of the Commissioner of Securities for the State of Wisconsin and the Securities and Exchange Commission (the "Investigation"), revealed that during at least the four years ended December 31, 1992, two of the former general partners of the Partnership, Gary
J. DiVall ("DiVall") and Paul E. Magnuson ("Magnuson") had transferred substantial cash assets of the Partnership and two affiliated publicly registered partnerships, DiVall Insured Income Properties 2 Limited Partnership ("DiVall 2") and DiVall Income Properties 3 Limited Partnership ("DiVall 3") (collectively the "Partnerships") to various other entities previously sponsored by or otherwise affiliated with DiVall and Magnuson. The unauthorized transfers were in violation of the respective Partnership Agreements. The aggregate amount of the misappropriation, related costs and 9% interest accrued since January 1, 1993, is approximately $14,800,000, net of recoveries, of which $1,912,000 has been allocated to the Partnership.

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

Advisory Board
--------------

The concept of the Advisory Board was first introduced by TPG during the solicitation of written consents for the Partnerships and is the only type of oversight body known to exist for similar partnerships at this time. The first Advisory Board was appointed in October 1993, and held its first meeting in November 1993. The four person Advisory Board is empowered to, among other functions, review operational policies and practices, review extraordinary transactions, and advise and serve as an audit committee to the Partnership and the General Partner. The Advisory Board does not have the authority to direct management decisions or policies or remove the General Partner. The powers of the Advisory Board are advisory only. The Advisory Board has full and free access to the Partnership's books and records, and individual Advisory Board members have the right to communicate directly with the Limited Partners concerning Partnership business. Members of the Advisory Board are compensated $3,000 annually and $1,200 for each quarterly meeting attended.

The Advisory Board currently consists of a broker dealer representative, Steven Carson of First Albany Corporation; and a Limited Partner from each of the three
Partnerships: Robert White from the Partnership, Richard Otte from DiVall 2, and Albert Gerritz from DiVall 3. For a brief description of each Board member, refer to Item 10, Directors and Executive Officers of the Registrant.

Restoration Plan
----------------

TPG, upon the commencement of its management of the Partnerships, developed a strategy (the "Restoration Plan" or "Plan") for recovering as much of the amounts misappropriated by the former general partners and their affiliates as possible. The Plan focused on recovery from the following sources: (a) personal property, (b) promissory notes, (c) land contracts, (d) litigation, and (e) PMA savings.

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

     C. Land Contracts. The Partnerships were assigned two land contracts from the Partnership's former general partners. These contracts were not originally identified nor assigned in connection with the PMA, and settlements have been received on these contracts.

     D. Litigation. The Partnerships initiated lawsuits against the Partnership's former auditors, former securities counsel, former general partners and a former affiliate. Settlements were received in these lawsuits during 1996. Refer to Item 3, Legal Proceedings, and
          Note 12
          to the financial statements included in Item 8 below for additional information concerning the settlement of these lawsuits.

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

Total amounts recovered at December 31, 1997, amounted to $5,766,000 of which approximately $745,000 was allocated to the Partnership. Currently, there are few potential sources of recovery remaining.

The total amounts due the Partnerships from the former general partners and their affiliates as of December 31, 1997, as a result of the misappropriation of assets, approximates $14,800,000, net of recoveries, which includes the amount of the misappropriation discovered to date, related costs, and 9% interest accrued since January 1, 1993.

The Partnership has no employees.

All of the Partnership's business is conducted in the United States.

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

At December 31, 1997, the Partnership owned the following restaurant Properties:

                                                                                                   Lease
Acquisi-       Property Name &                                   Purchase        Rental Per      Expiration       Renewal
tion Date      Address                 Lessee                    Price (1)       Annum           Date             Options
---------      ---------------         ------                    ---------       ----------      -----------      -------
03/27/87       Denny's                 DenAmerica, Inc.          $ 849,299         $ 66,000       03-31-2013          (3)
               827 Park Ave.
               Beaver Dam, WI

06/30/87       BW-3                    DenAmerica, Inc.(5)         985,050           66,000       01-15-2013          (3)
               502 N Blake Rd
               Hopkins, MN

10/08/87       Fazoli's                Fazoli's Restaurants,       605,076(2)        45,504       05-29-2005          (3)
               3600 Merle Hay Rd       Inc.
               Des Moines, IA

                                                                                        Lease
Acquisi-   Property Name &                                   Purchase       Rental Per  Expiration   Renewal
tion Date  Address                 Lessee                    Price (1)      Annum       Date         Options
---------  ---------------         ------                    ---------      ----------  -----------  -------
 07/08/87  Taco Cabana             TP Acquisition Corp.       1,308,153        132,000   06-30-2007      (4)
           4355 Camp Wisdom
           Dallas, TX

 01/08/87  Taco Cabana             TP Acquisition Corp.       1,474,569        132,000   06-30-2007      (4)
           1505 N Collins St.
           Arlington, TX

 09/28/87  Taco Cabana             TP Acquisition Corp.       1,257,596        132,000   06-30-2007      (4)
           12475 NW Hwy &
           Shiloh Rd
           Dallas, TX

 10/27/87  Chi-Chi's Mexican       Chi Chi's, Inc.            1,042,730        136,260   10-31-2007     None
           1030 Clairemont Ave.
           Eau Claire, WI

 12/01/87  Popeye's                Bysom Enterprises,           610,893         81,420   10-31-2007     None
           Famous Chicken          Ltd.
           7430 S Stoney
           Island Ave
           Chicago, IL

 12/01/87  Popeye's                Bysom Enterprises,           579,295         77,280   10-31-2007     None
           Famous Chicken          Ltd.
           300 E 35th St.
           Chicago, IL

 12/01/87  Popeye's                Bysom Enterprises,           610,893         81,420   10-31-2007     None
           Famous Chicken          Ltd.
           346 E 95th St.
           Chicago, IL

 12/01/87  Popeye's                Bysom Enterprises,           484,501         64,620   09-30-2007     None
           Famous Chicken          Ltd.
           111 W 75th St.
           Chicago, IL

 12/01/87  Popeye's                Bysom Enterprises,           473,968         63,180   09-30-2007     None
           Famous Chicken          Ltd.
           818 E 47th St.
           Chicago, IL

 12/01/87  Popeye's                Bysom Enterprises,           631,958         84,180   10-31-2007     None
           Famous Chicken          Ltd.
           8732 S Stoney
           Island Ave
           Chicago, IL

 12/01/87  Popeye's                Bysom Enterprises,           437,105         58,260   09-30-2007     None
           Famous Chicken          Ltd.
           5431 S Halsted
           Chicago, IL

 12/23/87  Rio Bravo               Manzana Grand, Inc.          984,801        100,000   10-31-2006      (3)
           3000 32nd Ave, S
           Grand Forks, ND

                                                                                        Lease
Acquisi-   Property Name &                                   Purchase       Rental Per  Expiration   Renewal
tion Date  Address                 Lessee                    Price (1)      Annum       Date         Options
---------  ---------------         ------                    ---------      ----------  -----------  -------
 12/24/87  Denny's                 DenAmerica, Inc.           1,174,670        136,500   01-24-2010      (3)
           10614 N 43rd Ave                                          (2)
           Glendale, AZ

 12/24/87  Denny's                 DenAmerica, Inc.           1,164,707        136,500   01-24-2010      (3)
           87th and Grand Ave                                        (2)
           Peoria, AZ

 03/18/88  Denny's                 DenAmerica, Inc.           1,091,710         90,000   10-31-2007      (3)
           7605 E McDowell                                           (2)
           Scottsdale, AZ

 03/18/88  Denny's                 DenAmerica, Inc.           1,067,254         65,000    1-30-2007      (3)
           1231 W Baseline                                           (2)
           Mesa, AZ

 03/24/88  Hardee's                Hardee's Food              1,026,931         72,000   03-31-2008      (3)
           838 E Johnson St        Systems, Inc.
           Fond du Lac, WI

 03/25/88  Taco Cabana             TP Acquisition Corp.       1,369,243        132,000   06-30-2007      (4)
           1827 Greenville Ave
           Dallas, TX

 04/15/88  BJ's Market             BJ's, Inc.                   905,807         60,000   03-31-2000      (4)
           8736 S Stoney                                    -----------     ----------
           Island Ave
           Chicago, IL

                                                            $20,136,209     $2,012,124
                                                            ===========     ==========

Footnotes:

(1) Purchase price includes all costs incurred to acquire the property.
(2) Purchase price includes the cost of equipment.
(3) Two five-year renewal options available.
(4) One five-year renewal option available.
(5) This tenant has subleased the property to Stone Canyon, Inc., the operator of BW-3.

The BW-3 restaurant (formerly Denny's) in Hopkins, Minnesota, was vacated by the tenant, DenAmerica, in September 1994. The property's lease, however, does not expire until 2013, and the tenant continues to make all payments required by the lease. During March 1995, the tenant executed a lease with a sub-tenant, Stone Creek, Inc. for the property. During the First Quarter of 1997, the tenant, DenAmerica, notified the Partnership that it wanted to be released from the lease on this property as well as the Denny's in Beaver Dam, Wisconsin which it has also vacated. Management is currently working with DenAmerica to resolve the issue.

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

The tenant of the Partnership's Hardee's restaurant has experienced sales difficulties over the past three years. Management entered into a one-year lease modification, in an effort to avoid having the tenant vacate the property, which reduced 1996 rents by approximately $40,000. Additionally, delinquent rent totaling approximately $19,000 was capitalized into a five (5) year note accruing interest at 10% per annum. The Partnership recorded an allowance for uncollectible rent for the amount capitalized at December 31, 1995.

During the Fourth Quarter of 1996, management terminated the lease with the tenant and entered into a new lease with Hardee's Food Systems, Inc. In connection with this transaction, the capitalized rent was received. The new lease resulted in annual rents which are $57,000 lower than the previous tenant's contract rent and $18,000 lower than the 1996 adjusted rent. In exchange for the decrease in fixed rents, percentage rents were increased once the tenant reaches sales breakpoints stated in the revised leases.

In addition to the 22 restaurant properties, the Partnership owned a vacant parcel of land in Colorado Springs, Colorado at December 31, 1997. This land was acquired in 1987 for an original acquisition cost of $356,549, from Rocky Mountain Investment Corporation ("RMIC"), an affiliate of the former general partners. The Partnership had intended to build a Rocky Rococo restaurant on the land and lease it back to RMIC, but RMIC, as the result of subsequent financial difficulties, did not meet conditions for a lease. In connection with the Partnership's purchase, RMIC executed an agreement whereby it promised to pay the Partnership an amount equal to a 14.5% per annum return on the purchase price of the property, from the date of purchase. RMIC's obligations under the agreement were personally guaranteed by Gary DiVall, a former general partner. As of December 31, 1997, rent obligations and carrying costs due under this agreement, amounted to approximately $319,000 and are not reflected in the Partnership's financial statements as they are deemed uncollectible. The Partnership wrote down the cost of the land to its estimated net realizable value at December 31, 1993, of $250,000, and further reduced the carrying value to $200,000 during 1996. The property was sold during January 1998 for $235,000.

Item 3.  Legal Proceedings

In 1993, the Partnership, along with DiVall 2 and DiVall 3, initiated a lawsuit against Ernst & Young LLP ("E&Y"), a certified public accounting firm, in connection with the audits of the Partnerships performed by E & Y for the years 1989, 1990, and 1991. The Partnerships also filed claims against Magnuson, DiVall, DiVall Real Estate Investment Corporation, David Shea, and the Partnerships' former securities law firm, Quarles & Brady.

These matters were settled in 1996 yielding net proceeds to the Partnership, after the payment of contingent legal fees and related costs, of approximately $300,000.

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

In 1993, nineteen (19) of the Private Partnerships sought the protection of the Bankruptcy Court in the Eastern District of Wisconsin. Seven (7) of these bankruptcies were voluntary and twelve (12) of these bankruptcies were involuntary. Several of the Private Partnerships seeking bankruptcy owe promissory notes to DiVall, Magnuson, or entities owned by them, in which the Partnership has a security interest. These cases were subsequently transferred to the Western District Bankruptcy Court located in Madison, Wisconsin.

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

Plans of reorganization have been filed in the bankruptcies, and settlement agreements in all of the Private Partnerships have been reached. Settlements in the bankruptcies have resulted in cash payments to the Partnerships in the amount of $720,000 and notes secured by subordinated mortgages in the aggregate amount of $625,000. The Partnerships subsequently sold the secured notes for a total of $175,000.

In 1994, the Partnership filed a complaint in the United States District Court for the Western District of Missouri against Boatmen's First National Bank of Kansas City ("Boatmen's") seeking a declaratory judgment that Boatmen's has no right or interest in a promissory note executed in the name of the Partnership by the former general partners (the "Note") secured by mortgages on five Partnership properties, and further seeking an injunction against foreclosure proceedings instituted against a Partnership property located in Dallas, Texas, under a first deed of trust and security agreement given to secure the Note (the "Foreclosure"). The trial of the case took place on June 23, 1997. The judge ruled in favor of the Partnership on August 21, 1997, that the note was not enforceable. An appeal by Boatmen's was subsequently dropped, so the full $600,000 recovery has been recorded. Pursuant to the Restoration Trust Account procedures described in Note 11 to the Financial Statements, included in Part II, Item 8 of this report, all of the Partnerships are sharing the expenses of this litigation, and the recovery resulting from the full cancellation of the alleged indebtedness was allocated among the three Partnerships on the same basis as the restoration costs were being allocated via appropriate payments by the Partnership to its affiliated Partnerships. The Partnership recognized approximately $265,000 of income during 1997, for the reversal of interest which had previously been accrued on the note.

Item 4.   Submission of Matters to a Vote of Security Holders

Not applicable.

                                    PART II

Item 5. Market Price and Dividends on the Registrant's Common Equity and Related Stockholder Matters

(a) Although some interests have been traded, there is no active public market for limited partnership interests and it is not anticipated that an active public market for limited partnership interests will develop.

(b) As of December 31, 1997, there were 1,759 record holders of limited partnership interests in the Partnership.

(c) The Partnership does not pay dividends. However, the Partnership Agreement, as amended, provides for distributable net cash receipts of the Partnership to be distributed on a quarterly basis, 99% to the Limited Partners and 1% to the General Partner, subject to the limitations on distributions to the General Partner described in the Amended Partnership Agreement. During 1997 and 1996, $1,575,000 and $1,835,000, respectively, were distributed in the aggregate to the Limited Partners The General Partner received aggregate distributions of $6,586 in 1997 and $6,045 in 1996.

Item 6.   Selected Financial Data

                DIVALL INSURED INCOME FUND LIMITED PARTNERSHIP
                       (a Wisconsin limited partnership)

                 December 31, 1997, 1996, 1995, 1994 and 1993
                 (not covered by Independent Auditors' Report)

-----------------------------------------------------------------------------------
                           1997         1996         1995         1994         1993
-----------------------------------------------------------------------------------
Total Revenue       $ 2,513,009  $ 2,534,391  $ 2,047,636  $ 2,767,500  $ 2,689,405
-----------------------------------------------------------------------------------
Net Income            1,646,501    1,511,229    1,065,084    1,059,888      872,828
-----------------------------------------------------------------------------------
Net Income per
Limited Partner
Interest                  65.20        59.84        42.18        41.97        34.64
-----------------------------------------------------------------------------------
Total Assets         16,313,666   17,050,623   17,593,806   18,295,553   20,482,154
-----------------------------------------------------------------------------------
Total Partners'
Capital              15,577,742   15,512,827   15,842,643   16,571,183   17,055,050
-----------------------------------------------------------------------------------
Cash
Distributions
per Limited
Partnership
Interest                  63.00        73.40        71.60        61.60        69.90
-----------------------------------------------------------------------------------

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources:
--------------------------------

Investment Properties and Net Investment in Direct Financing Leases
-------------------------------------------------------------------

The investment properties, including equipment held by the Partnership at December 31, 1997, were originally purchased at a price, including acquisition costs, of approximately $20,136,000.

The Partnership sold the vacant land in Colorado Springs, Colorado during January 1998, for $235,000. During January 1997, the Partnership executed a lease for the Porterhouse restaurant in Chicago, Illinois with the tenant of BJ's Market and Bakery.

During June 1996, the tenant of one of the Partnership's Chi-Chi's restaurants vacated the property and paid a lease termination fee of $164,000, representing one year's rent, real estate taxes and security deposit. During the Fourth Quarter of 1996, a new lease was executed for the property with the tenant of Rio Bravo. Rent commenced on the lease in June 1997.

The BW-3 restaurant (formerly Denny's) in Hopkins, Minnesota, was vacated by the tenant, DenAmerica, in September 1994. The property's lease, however, does not expire until 2013, and the tenant continues to make all payments required by the lease. During March 1995, the tenant executed a lease with a sub-tenant, Stone Creek, Inc. for the property. During the First Quarter of 1997, the tenant, DenAmerica, notified the Partnership that it wanted to be released from the lease on this property as well as the Denny's in Beaver Dam, Wisconsin which it has also vacated. Management is currently working with DenAmerica to resolve the issue.

The net investment in direct financing leases, which includes the Partnership's specialty leasehold improvement leases, amounted to $68,000 at December 31, 1997, compared to $204,000 at December 31, 1996. The decrease of $136,000 was a result of principal payments received during the year, as well as the write-off of approximately $78,000 of lease payments which were deemed uncollectible.

Other Assets
------------

Cash and cash equivalents, including cash restricted for real estate taxes held by the Partnership, were $644,000 at December 31, 1997, compared to $1,038,000 at December 31, 1996. The Partnership designated cash of $375,000 to fund the Fourth Quarter 1997 distributions to Limited Partners paid in February 1998, $140,000 for the payment of year-end accounts payable and accrued expenses, and the remainder represents reserves deemed necessary to allow the Partnership to operate normally. The decrease in cash is primarily due to recoveries received during the Fourth Quarter of 1996 as well as the collection of capitalized rent from Terratron, the former tenant of the Partnership's Hardee's restaurant. Cash generated through the operations of the Partnership's investment properties and sales of investment properties will provide the sources for future fund liquidity and Limited Partner distributions.

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

Due From Affiliated Partnerships, Due From Former Affiliates, Allowance for
---------------------------------------------------------------------------
Uncollectible Amounts Due From Former Affiliates, Due to Affiliated Partnerships
--------------------------------------------------------------------------------

Due from former affiliates represented misappropriated assets due from the former general partners and their affiliates in the amount of $477,000 at December 31, 1997. The receivable decreased from the prior year due to $78,000 of recoveries received during the year from the former general partners and their affiliates, including a favorable ruling in the litigation with Boatmen's Bank.

The Partnership maintains a record of costs incurred in identifying or recovering the misappropriated assets. These amounts are expensed when incurred, and then, recorded on the balance sheet as a restoration cost receivable with a corresponding allowance for such receivable deemed uncollectible. These costs are considered due from the former general partners and their affiliates. Interest has been accrued on the misappropriated funds since January 1, 1993, at a rate of 9% per annum and has been included in the restoration cost receivable. The receivable increased from approximately $1,253,000 at December, 31, 1996, to $1,435,000 at December 31, 1997, and includes $785,000 of cumulative accrued interest.

In 1993, the current General Partner estimated an aggregate recovery of $3 million for the Partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the Partnerships based on each Partnership's pro rata share of the total misappropriation. Through December 31, 1997, $5,766,000 of recoveries have been received which exceeded the original estimate of $3 million. As a result, the Partnership has recognized $353,000 as income, which represents its share of the excess recovery. The current General Partner continues to pursue recoveries of the misappropriated funds, however, no further significant recoveries are anticipated.

The restoration costs are allocated among the Partnerships based on each Partnership's respective share of the misappropriation as discussed in Note 11 to the financial statements included in Item 8 of this report. The allocation is adjusted periodically to reflect any changes in the entire misappropriation. The Partnership's percentage of the allocation was reduced in 1993.

Liabilities
-----------

Mortgage notes payable decreased from $1,015,000 at December 31, 1996, to $474,000 at December 31, 1997, due to monthly principal payments made on the notes as well as additional principal reductions made from excess cash flows and the refinancing of one note upon its maturity. Additionally, the note payable to Boatmen's Bank, in the amount of $600,000, was determined to be unenforceable and was recorded as a recovery among the Partnership and its affiliated Partnerships. A note in the amount of $240,000 was entered into, in order to fund a portion of the recovery payment to the affiliated Partnerships.

Accounts payable and accrued expenses at December 31, 1997, amounted to approximately $58,000. The majority of this balance represented year-end accruals of auditing fees.

Real estate taxes payable amounted to $23,000 at December 31, 1997, compared to $72,000 at December 31, 1996. The decrease is primarily a result of a reduction in the real estate tax assessment on the BJ's Market property, which was vacant during 1996, and the payment during 1997 of taxes collected in 1996 from the former tenant of the Hardee's property in Wisconsin.

Due to the current General Partner amounted to $26,000 at December 31, 1996, representing a true-up of the general partner's management fee, a leasing commission for the lease of the Hardee's restaurant, and the Fourth Quarter distribution, all of which were paid in 1997. The December 31, 1997 balance of $2,351 represents the General Partner's portion of the Fourth Quarter distribution.

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

Cash distributions paid to the Limited Partners and to the General Partner during 1997 of $1,575,000 and $6,586, respectively, have also been made in accordance with the amended Partnership Agreement. The Fourth Quarter 1997 distribution of $375,000 was paid to the Limited Partners on February 15, 1998.

Results of Operations:
----------------------

The Partnership reported net income for the year ended December 31, 1997, in the amount of $1,647,000 compared to $1,511,000 for the year ended December 31, 1996, and net income for the year ended December 31, 1995, of $1,065,000. Results for all three years were different than would be expected from "normal" operations, primarily because of costs associated with the misappropriation of assets by the former general partners and their affiliates, modifications to leases, non-cash write-offs, and real estate taxes. Results for 1996 were also impacted by a lease termination fee received and the reversal of a portion of the former general partner receivable write-off. The costs associated with the misappropriation increased significantly during 1995 and 1996 as the lawsuit against the former general partners' accountants and attorneys got closer to trial and as a result of contingent fee payments made in connection with the settlement. During 1997, these costs had only a minimal impact on operations.

Revenues
--------

Total revenues were $2,513,000, $2,534,000 and $2,048,000 for the years ended December 31, 1997, 1996 and 1995. Revenue for 1996 includes lease modification fees in the amount of $164,000 from Chi-Chi's and a recovery of $275,000 for a portion of the former general partner receivable which had previously been written off. Revenue for 1997 includes a recovery of $78,000 which had previously been written off and a reversal of $265,000 of previous interest accruals for the Boatmen's note which was ruled unenforceable.

Based on leases currently in place on the remaining owned properties, total revenues should approximate $2,000,000 annually. Future revenues may decrease with tenant defaults and/or sales of Partnership properties. They may also increase with additional rents due from tenants, if those tenants experience sales levels which require the payment of additional rent to the Partnership.

Expenses
--------

For the years ended December 31, 1997, 1996, and 1995, cash expenses amounted to approximately 15%, 24% and 29% of total revenues, respectively. Total expenses, including non-cash items, amounted to approximately 34%, 40%, and 48% of total revenues for the years ended December 31, 1997, 1996, and 1995, respectively. Items negatively impacting expenses during the last three years include expenses incurred primarily in relation to the misappropriation of assets by the former general partners and their affiliates, interest expense, non-cash write offs, property write-downs, and real estate taxes.

For the years ended December 31, 1997, 1996, and 1995, expenses incurred in relation to the misappropriated assets amounted to $9,000, $169,000, and $133,000, respectively. Future expenses incurred in relation to the misappropriation should have a minimal impact on the Partnership.

Interest expense for 1997 amounted to $69,000 compared to $107,000 in 1996, and $111,000 in 1995. No interest was accrued on the Boatmen's note, which was ruled unenforceable, during the Fourth Quarter of 1997.

Additional expenses impacting operating results are write-offs of uncollectible rent, and write-downs of property to their estimated net realizable values. All of these items, including depreciation, are non-cash items and do not affect current operating cash flow of the Partnership or distributions to the Limited Partners.

Write-offs for uncollectible rents and receivables amounted to $128,000, $9,000, and $24,000, during 1997, 1996, and 1995 respectively. The write-offs are the result of defaults as well as modifications to several property leases since inception of the Partnership. The 1997 allowance represents deferred rent and equipment payments on the Denny's property in Beaver Dam, Wisconsin. The tenant, DenAmerica, Inc., has vacated the property and future collectibility is uncertain.

During 1996, the Colorado land was written down to its estimated net realizable value of $200,000, resulting in a $50,000 charge to income.

Real estate tax expenses for 1995 were inordinately high as former management allowed these taxes to become delinquent for several years while interest and penalties accumulated, along with new liabilities incurred on vacant properties and defaulted tenants. The Partnership incurred real estate taxes on behalf of tenants in the amounts of $3,000, $30,000, and $64,000 for the years ended December 31, 1997, 1996, and 1995, respectively.

Inflation:
----------

Inflation has a minimal effect on operating earnings and related cash flows from a portfolio of triple net leases. By their nature, such leases actually fix revenues and are not impacted by rising costs of maintenance, insurance, or real estate taxes. Although the majority of the Partnership's leases have percentage rent clauses, revenues from percentage rents represented only 6% of rental income for 1997.

If inflation causes operating margins to deteriorate for lessees, if expenses grow faster than revenues, then, inflation may well negatively impact the portfolio through tenant defaults.

It would be misleading to associate inflation with asset appreciation for real estate, in general, and the Partnership's portfolio, specifically. Due to the "triple net" nature of the property leases, asset values generally move inversely with interest rates.

Year 2000
---------

Since the Partnership's accounting and investor relations software are not owned by the Partnership and tenants are responsible for the operation of any equipment located at the Partnership's properties, issues regarding preparedness for the year 2000 should have a minimal impact on the Partnership.

Item 8.   Financial Statements and Supplementary Data

                DIVALL INSURED INCOME FUND LIMITED PARTNERSHIP
                ----------------------------------------------

                       (a Wisconsin limited partnership)
                       ---------------------------------

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                  -------------------------------------------

                                                                     Page
                                                                     ----

                  Report of Independent Public Accountants   ....... 16

                  Balance Sheets, December 31, 1997 and 1996 ....... 17 - 18

                  Statements of Income for the Years
                  Ended December 31, 1997, 1996, and 1995    ....... 19

                  Statements of Partners' Capital for the
                  Years Ended December 31, 1997, 1996, and
                  1995                                       ....... 20

                  Statements of Cash Flows for the Years
                  Ended December 31, 1997, 1996, and 1995    ....... 21 - 22

                  Notes to Financial Statements              ....... 23 - 32

                  Schedule III--Real Estate and Accumulated
                  Depreciation                               ....... 38

                              Arthur Andersen LLP



                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Partners of
Divall Insured Income Fund Limited Partnership:

We have audited the accompanying balance sheets of Divall Insured Income Fund Limited Partnership (the Partnership) as of December 31, 1997 and 1996, and the related statements of income, partners' capital and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Divall Insured Income Fund Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


/s/ Arthur Andersen LLP


Chicago, Illinois
February 26, 1998

                 DIVALL INSURED INCOME FUND LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                           December 31, 1997 and 1996
                           --------------------------

                                     ASSETS

                                                          December 31,   December 31,
                                                              1997           1996
                                                          -------------  -------------
INVESTMENT PROPERTIES AND EQUIPMENT: (Notes 3 and 6)
     Land                                                  $ 7,308,073    $ 7,308,073
     Buildings and improvements                             12,075,525     12,070,525
     Equipment                                                 246,896        246,896
     Accumulated depreciation                               (4,781,219)    (4,430,396)
                                                           -----------    -----------

                Net investment properties and equipment     14,849,275     15,195,098
                                                           -----------    -----------

NET INVESTMENT IN DIRECT FINANCING LEASES: (Note 8)             67,943        203,934
                                                           -----------    -----------

OTHER ASSETS:
     Cash and cash equivalents                                 644,274      1,019,582
     Cash restricted for real estate taxes                           0         18,048
     Cash held in Indemnification Trust (Note 10)              299,456        284,615
     Rents and other receivables (net of allowance of
          $1,320 in 1996)                                      147,556        117,880
     Deferred rent receivable                                  189,494        136,925
     Prepaid insurance                                          12,407         14,268
     Deferred charges (net of accumulated amortization
          of $70,804 in 1997 and $60,086 in 1996)              103,261         60,273
                                                           -----------    -----------

                Total other assets                           1,396,448      1,651,591
                                                           -----------    -----------

DUE FROM FORMER AFFILIATES: (Note 2)
     Due from former general partner affiliates                477,184        555,052
     Allowance for uncollectible amounts due from
          former affiliates                                   (477,184)      (555,052)
     Restoration cost receivable                             1,434,662      1,252,957
     Allowance for uncollectible restoration receivable     (1,434,662)    (1,252,957)
                                                           -----------    -----------
                Due from former affiliates, net                      0              0
                                                           -----------    -----------

                Total assets                               $16,313,666    $17,050,623
                                                           ===========    ===========

        The accompanying notes are an integral part of these statements.

                 DIVALL INSURED INCOME FUND LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                           December 31, 1997 and 1996
                           --------------------------

                       LIABILITIES AND PARTNERS' CAPITAL

                                                                   December 31,              December 31,
                                                                       1997                      1996
                                                                   ------------              ------------
LIABILITIES:
      Mortgage notes payable (Note 6)                              $    474,396              $  1,015,429
      Accounts payable and accrued expenses                              57,848                    47,816
      Due to current General Partner                                      2,351                    26,275
      Accrued interest payable                                                0                   226,027
      Security deposits                                                 124,930                   104,930
      Real estate taxes payable                                          22,530                    72,200
      Unearned rental income                                             53,869                    45,119
                                                                   ------------              ------------
                Total liabilities                                       735,924                 1,537,796
                                                                   ------------              ------------

CONTINGENT LIABILITIES: (Notes 9 and 13)

PARTNERS' CAPITAL: (Notes 1, 4 and 13)
      Current General Partner -
            Cumulative net income                                        61,758                    45,293
            Cumulative cash distributions                               (24,773)                  (18,187)
                                                                   ------------              ------------
                                                                         36,985                    27,106
                                                                   ------------              ------------
      Limited Partners (25,000 interests outstanding) -
            Capital contributions, net of offering costs             22,270,578                22,270,578
            Cumulative net income                                    13,272,014                11,641,978
            Cumulative cash distributions                           (20,791,741)              (19,216,741)
            Reallocation of former
              general partners' capital                                 789,906                   789,906
                                                                   ------------              ------------
                                                                     15,540,757                15,485,721
                                                                   ------------              ------------
                Total partners' capital                              15,577,742                15,512,827
                                                                   ------------              ------------

                Total liabilities and partners' capital            $ 16,313,666              $ 17,050,623
                                                                   ============              ============

        The accompanying notes are an integral part of these statements.

                 DIVALL INSURED INCOME FUND LIMITED PARTNERSHIP

                              STATEMENTS OF INCOME

             For the Years Ended December 31, 1997, 1996, and 1995
             -----------------------------------------------------

                                                                 1997        1996         1995
                                                              ----------   ----------   ----------
REVENUES:
    Rental income                                             $2,106,163   $1,994,422   $1,938,501
    Lease termination fee (Note 5)                                     0      164,419            0
    Interest income on direct financing leases                    17,800       23,295       28,268
    Interest income                                               41,196       46,268       39,879
    Recovery of amounts previously written off (Note 12)          77,867      274,999            0
    Reversal of interest accrual (Note 12)                       265,294            0            0
    Other Income                                                   4,689       30,988       40,988
                                                              ----------   ----------   ----------
                                                               2,513,009    2,534,391    2,047,636
                                                              ----------   ----------   ----------

EXPENSES:
    Partnership management fees (Note 7)                          90,465       99,309       87,375
    Restoration fees (Note 7)                                      3,115       11,249          833
    Insurance                                                     16,744       17,725       19,066
    General and administrative                                    62,251       61,558       55,670
    Interest                                                      68,637      107,024      111,054
    Real estate taxes, including interest and penalties            3,267       29,690       64,456
    Expenses incurred due to default by lessee                    21,994       11,453        9,782
    Professional services                                         87,855       85,333       92,630
    Professional services related to Investigation (Note 11)       9,053      169,243      133,035
    Advisory Board fees and expenses                              13,134       15,459       14,459
    Depreciation                                                 350,823      351,492      366,302
    Amortization                                                  10,796        4,743        3,590
    Provision for uncollectible rents and other receivables      128,374        8,884       24,300
    Write-down of property to net realizable value                     0       50,000            0
                                                              ----------   ----------   ----------
                                                                 866,508    1,023,162      982,552
                                                              ----------   ----------   ----------

NET INCOME                                                    $1,646,501   $1,511,229   $1,065,084
                                                              ==========   ==========   ==========

NET INCOME - CURRENT GENERAL PARTNER                          $   16,465   $   15,112   $   10,651

NET INCOME - LIMITED PARTNERS                                  1,630,036    1,496,117    1,054,433
                                                              ----------   ----------   ----------

                                                              $1,646,501   $1,511,229   $1,065,084
                                                              ==========   ==========   ==========
NET INCOME PER LIMITED PARTNERSHIP INTEREST,
           based on 25,000 interests outstanding              $    65.20   $    59.84   $    42.18
                                                              ==========   ==========   ==========


        The accompanying notes are an integral part of these statements.

                DIVALL INSURED INCOME FUND LIMITED PARTNERSHIP

                        STATEMENTS OF PARTNERS' CAPITAL

             For the years ended December 31, 1997, 1996, and 1995
             -----------------------------------------------------

                              Current General Partner                                   Limited Partners
                         -----------------------------------   ---------------------------------------------------------------------

                                                                   Capital
                         Cumulative    Cumulative              Contributions   Cumulative    Cumulative
                             Net         Cash                     Net of          Net          Cash
                           Income    Distributions    Total    Offering Costs    Income     Distribution  Reallocation     Total
                         ----------  --------------  -------   --------------  -----------  ------------  ------------     -----
BALANCE AT DECEMBER 31,
 1994                     $ 19,530    $  (8,518)     $11,012    $ 22,270,578   $ 9,091,428  $(15,591,741)   $ 789,906   $16,560,171

Cash Distributions
  ($71.60 per limited
   partnership interest)                 (3,624)      (3,624)                                 (1,790,000)                (1,790,000)
Net Income                  10,651                    10,651                     1,054,433                                1,054,433
                         ---------    ----------     -------    ------------   -----------  ------------    ---------   -----------

BALANCE AT DECEMBER 31,  $  30,181    $ (12,142)     $18,039    $ 22,270,578   $10,145,861  $(17,381,741)   $ 789,906   $15,824,604
 1995

Cash Distributions
  ($73.40 per limited
   partnership interest)                 (6,045)      (6,045)                                 (1,835,000)                (1,835,000)
Net Income                  15,112                    15,112                     1,496,117                                1,496,117
                         ---------    ---------      -------    ------------   -----------  ------------    ---------   -----------

BALANCE AT DECEMBER 31,
 1996                    $  45,293    $ (18,187)     $27,106    $ 22,270,578   $11,641,978  $(19,216,741)   $ 789,906   $15,485,721

Cash Distributions
  ($63.00 per limited
   partnership interest)                 (6,586)      (6,586)                                 (1,575,000)                (1,575,000)
Net Income                  16,465                    16,465                     1,630,036                                1,630,036
                         ---------    ---------      -------    ------------   -----------  ------------    ---------   -----------

BALANCE AT DECEMBER 31,  $  61,758    $ (24,773)     $36,985    $ 22,270,578   $13,272,014  $(20,791,741)   $ 789,906   $15,540,757
 1997                    =========    =========      =======    ============   ===========  ============    =========   ===========

       The accompanying notes are an integral part of these statements.

                 DIVALL INSURED INCOME FUND LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

             For the Years Ended December 31, 1997, 1996, and 1995
             -----------------------------------------------------

                                                                              1997         1996           1995
                                                                          ------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                            $ 1,646,501   $ 1,511,229   $ 1,065,084
     Adjustments to reconcile net income to net
      cash provided by operating activities -
          Depreciation and amortization                                        361,619       356,235       369,892
          Recovery of amounts previously written off                           (77,867)     (274,999)            0
          Provision for uncollectible rents and other
           receivables                                                         128,374         8,884        24,300
          Write-down of property to net realizable value                             0        50,000             0
          Reversal of interest accrual                                        (265,294)            0             0
          Gain on lease termination                                                  0       (26,248)            0
          Interest applied to Indemnification Trust Account                    (14,841)      (14,127)      (18,690)
          Increase/(Decrease) in unearned rental income                          8,750        41,332         3,787
          (Increase)/Decrease in rents and other receivables                   (29,676)      (51,792)      (30,936)
          Increase in deferred rent receivable                                (102,873)      (13,025)      (15,876)
          (Deposits)/Withdrawals for payment of real estate taxes               18,048        10,170       (21,308)
          (Increase)/Decrease in prepaid expenses                                1,861        (7,473)        1,083
          (Increase)/Decrease in due from current General Partner                    0         1,754        (1,754)
          Increase/(Decrease) in accounts
           payable and accrued expenses                                         10,032       (99,023)       74,252
          Increase/(Decrease) in payable to tenant                                   0       (96,000)      (48,000)
          Increase/(Decrease) in due to current General Partner                (23,924)        8,944          (714)
          Increase in accrued interest payable                                  39,267        52,500        52,501
          Increase/(Decrease) in security deposits                              20,000        (9,665)            0
          Increase/(Decrease) in real estate taxes payable                     (49,670)      (15,677)      (45,069)
                                                                           -----------   -----------   -----------

              Net cash provided from operating activities                    1,670,307     1,433,019     1,408,552
                                                                           -----------   -----------   -----------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
      Deposit to Indemnification Trust cash account                                  0             0       (60,000)
      Increase in deferred charges                                             (53,783)            0       (16,153)
      Proceeds from sale of investment properties                                    0        15,400             0
      Investment in building improvements                                       (5,000)            0             0
      Payments from affiliated partnerships                                          0       105,833        43,602
      Recoveries from former affiliates                                         77,867       568,573        20,823
      Principal payments received on direct financing leases                    57,920        52,425        47,452
      Principal receipts on notes receivable                                         0             0         5,270
                                                                           -----------   -----------   -----------

              Net cash provided from investing activities                       77,004       742,231        40,994
                                                                           -----------   -----------   -----------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
      Principal payments on mortgage notes                                    (429,031)     (130,135)       (9,964)
      Payments to Restoration Trust                                           (600,000)            0             0
      Proceeds from mortgage notes                                             487,998             0             0
      Cash distributions to Limited Partners                                (1,575,000)   (1,835,000)   (1,790,000)
      Cash distributions to current General Partner                             (6,586)       (6,045)       (3,624)
                                                                           -----------   -----------   -----------

              Net cash (used in) financing activities                       (2,122,619)   (1,971,180)   (1,803,588)
                                                                           -----------   -----------   -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          (375,308)      204,070      (354,042)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                               1,019,582       815,512     1,169,554
                                                                           -----------   -----------   -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                   $   644,274   $ 1,019,582   $   815,512
                                                                           ===========   ===========   ===========
SUPPLEMENTAL DISCLOSURE--cash paid for interest                            $    29,370   $    54,524   $    58,553
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

     3. During 1996, the Partnership incurred leasing commissions totaling $45,172 which were unpaid at year-end. The amount was paid in full during 1997.


       The accompanying notes are an integral part of these statements.

                DIVALL INSURED INCOME FUND LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS

                       DECEMBER 31, 1997, 1996, AND 1995


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

The Partnership is currently engaged in the business of owning and operating its investment portfolio (the "Properties") of commercial real estate. The Properties are leased on a triple net basis to, and operated by, franchisors or franchisees of national, regional and local retail chains under long-term leases. The lessees consist of fast-food, family style, and casual/theme restaurants. At December 31, 1997, the Partnership owned 22 properties and a parcel of undeveloped land.

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

During 1996, the Partnership adopted Statement of Financial Accounting Standards No.121 ("SFAS 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, which requires that all long-lived assets be reviewed for impairment in value whenever changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The adoption of SFAS 121 had no impact on the Partnership's financial statements in 1996 and 1997.

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

No provision for Federal income taxes has been made, as any liability for such taxes would be that of the individual partners rather than the Partnership. At December 31, 1997, the tax basis of the Partnership's assets exceeded the amounts reported in the accompanying financial statements by approximately $3,900,000.

The following represents a reconciliation of net income as stated on the Partnership's statements of income to net income for tax reporting purposes:

                                                  1997         1996          1995
                                               -----------  -----------  ------------
Net income, per statements of income           $1,646,501   $1,511,229    $1,065,084

Book to tax depreciation difference               (37,139)     (48,172)      (34,873)
Straight line rent adjustment                     (52,569)     (13,025)      (15,876)
Bad debt reserve/expense                           84,390      111,284        44,914
Book valuation adjustment of real property              0       50,000             0
Interest expense                                 (214,829)      39,303        52,500
Sales commission                                        0      (30,000)            0
Prepaid rent                                        8,750       41,332         3,787
Other, net                                          1,888          131           220
                                               ----------   ----------    ----------

Net income(loss) for tax reporting purposes    $1,436,992   $1,662,082    $1,115,756
                                               ==========   ==========    ==========

2.   REGULATORY INVESTIGATION:
     -------------------------

A preliminary investigation during 1992 by the Office of the Commissioner of Securities for the State of Wisconsin and the Securities and Exchange Commission (the "Investigation"), revealed that during at least the four years ended December 31, 1992, two of the former general partners of the Partnership, Gary
J. DiVall ("DiVall") and Paul E. Magnuson ("Magnuson") had transferred substantial cash assets of the Partnership and two affiliated publicly registered partnerships, DiVall Insured Income Properties 2 Limited Partnership ("DiVall 2") and DiVall Income Properties 3 Limited Partnership ("DiVall 3") (collectively the "Partnerships") to various other entities previously sponsored by or otherwise affiliated with DiVall and Magnuson. The unauthorized transfers were in violation of the respective Partnership Agreements and resulted in part, from material weaknesses in the internal control system of the Partnerships. The aggregate amount of the misappropriation, related costs, and 9% interest accrued since January 1, 1993, is approximately $14,800,000, of which approximately $1,912,000 has been attributed to the Partnership and is reflected as due from former affiliates on the balance sheet at December 31, 1997. The 9% interest accrued as of December 31, 1997, amounted to approximately $785,000 and is not reflected in the accompanying income statement. As of December 31, 1996, $1,808,000 was reflected as due from former affiliates based on the estimated overall misappropriation and related costs of $14,000,000.

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

In 1993, the current General Partner estimated an aggregate recovery of $3 million for the Partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the Partnerships based on each Partnership's pro rata share of the total misappropriation. Through December 31, 1997, $5,766,000 of recoveries have been received which exceeded the original estimate of $3 million. As a result, the Partnership has recognized $353,000 as income, which represents its share of the excess recovery. The current General Partner continues to pursue recoveries of the misappropriated funds, however, no further significant recoveries are anticipated.

3.   INVESTMENT PROPERTIES:
     ----------------------

As of December 31, 1997, the Partnership owned 22 fully constructed fast-food restaurants and a parcel of undeveloped land. The restaurants are comprised of the following: one (1) Chi Chi's Mexican restaurant, four (4) Taco Cabana restaurants, five (5) Denny's restaurants, seven (7) Popeye's Famous Fried Chicken restaurants, one (1) Hardee's restaurant, one (1) BW-3 restaurant, one
(1) Fazoli's restaurant, one (1) Rio Bravo restaurant, and one (1) BJ's Market and Bakery. The 22 properties are located in seven (7) states.

The undeveloped land is located in Colorado Springs, Colorado, and was originally purchased in contemplation of constructing and leasing a Rocky Rococo's restaurant. The land was purchased from a former affiliate of the Partnership in 1987. As part of the purchase, the former affiliate agreed to reimburse the Partnership for any costs to carry the property while the land remained unimproved and nonearning. The construction never commenced and the former affiliate has not fully reimbursed the Partnership for its costs. The unreimbursed costs include guaranteed monthly rent, real estate taxes, insurance, and additional items required to maintain the property. At December 31, 1997 and 1996, these costs totaled approximately $310,000 and $270,000, respectively, and are not reflected in the Partnership's financial statements. The land was originally purchased for $356,549 and has an adjusted carrying value at December 31, 1997, of $200,000 which approximates the estimated net realizable value. A $50,000 write-down was taken on the property during 1996. The property was sold during January 1998, for $235,000.

From time to time, the Partnership experiences interruptions in rental receipts due to tenant delinquencies and vacancies. During June 1996, the tenant of the Partnerships' Chi-Chi's restaurant in Grand Forks, North Dakota paid a lease termination fee equal to one year's rent, real estate taxes, and security deposit, and vacated the premises. During the Fourth Quarter of 1996, this property was leased to the tenant of Rio Bravo, and rent commenced under the lease in June 1997. During January 1995, the Partnership evicted the tenant and took possession of the Porterhouse restaurant in Chicago, Illinois. The tenant in this property had been delinquent and in bankruptcy throughout 1994. A new lease on this property was executed in January 1997 with the tenant of BJ's Market and Bakery. Rent commenced August 1, 1997.

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

The BW-3 restaurant (formerly Denny's) in Hopkins, Minnesota, was vacated by the tenant, DenAmerica, in September 1994. The property's lease, however, does not expire until 2013, and the tenant continues to make all payments required by the lease. During March 1995, the tenant executed a lease with a sub-tenant, Stone Creek, Inc. for the property. During the First Quarter of 1997, the tenant, DenAmerica, notified the Partnership that it wanted to be released from the lease on this property as well as the Denny's in Beaver Dam, Wisconsin which it has also vacated. Management is currently working with DenAmerica to resolve the issue.

The total cost of the investment properties and equipment includes the original purchase price plus acquisition fees and other capitalized costs paid to a former affiliate of the general partners.

The current General Partner receives a fee for managing the Partnership equal to 4% of the gross receipts, with a maximum reimbursement for office rent and related office overhead of $25,000 between the three affiliated Partnerships. Effective March 1, 1997, the minimum management fee and the maximum reimbursement for office rent and overhead increased by 3.3%, representing the allowable annual Consumer Price Index adjustment per the Permanent Manager Agreement ("PMA"). For purposes of computing the 4% overall fee, gross receipts includes amounts recovered in connection with the misappropriation of assets by the former general partners and their affiliates. TPG has received fees from the Partnership totaling $18,052 to date on the amounts recovered, which has been offset against the 4% minimum fee.

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

Aggregate minimum lease payments to be received under the leases for the Partnership's properties are as follows:

                       Year ending
                       December 31,
                          1998                  $ 2,022,574
                          1999                    2,025,324
                          2000                    2,080,777
                          2001                    2,082,672
                          2002                    2,047,176
                       Thereafter                12,260,325
                                                -----------
                                                $22,518,848
                                                ===========

Percentage rents included in rental income in 1997, 1996, and 1995 were $506,674, $477,523, and $421,932, respectively. The fluctuations in percentage rental income are a result of fluctuations in sales of the tenants in the Partnership's properties. Seven of these properties are leased to a single Popeye's franchisee in the Chicago, Illinois area. Base rent for 1997 from this tenant amounted to 28% of total base rent for the Partnership.

During June 1996, the Partnership received a cash settlement of $164,000 in exchange for the early termination of a lease on a former Chi-Chi's restaurant in Grand Forks, North Dakota.

6.   MORTGAGE NOTES PAYABLE:
     -----------------------

At December 31, 1997, mortgage notes payable consist of the following:

                   Outstanding
                Principal Balance      Interest Rate       Maturity Date
                -----------------      -------------      --------------

                    a.   $234,396              prime      September 2001
                    b.    240,000              prime      December 1998
                         --------

                         $474,396
                         ========

     a. In September 1997, the Partnership entered into a promissory note agreement with Missouri Bank and Trust Company of Kansas City, in the amount of $247,998. The proceeds of the loan were used to repay a loan from Bank One which had matured. The note bears interest at the referenced prime rate, as defined. Principal and interest are paid in monthly installments of $6,126 until September 2001. The note is secured by a mortgage on a Denny's restaurant located in Beaver Dam, Wisconsin, with a net book value at December 31, 1997 of $462,391.

     b. In December 1997, the Partnership entered into a loan agreement with Missouri Bank and Trust Company of Kansas City, in the amount of $240,000. The loan bears interest at the prime rate as referenced and is a revolving line of credit. The loan is secured by a mortgage on a Popeye's restaurant located in Chicago, Illinois, with a net book value at December 31, 1997, of $345,253. The proceeds of the loan were used to distribute a portion of a recovery resulting from cancellation of indebtedness in a disputed $600,000 loan with Boatmen's First National Bank of Kansas City among the Partnership's related Partnerships. The balance of the note was paid in full during January 1998.

          Scheduled maturities of all notes payable, are as follows:

               Year ending
               December 31,

                    1998                      $295,696
                    1999                        60,619
                    2000                        65,977
                    2001                        52,104
                                              --------
                                              $474,396
                                              ========

7.   TRANSACTIONS WITH
     CURRENT GENERAL PARTNER:
     -----------------------

Amounts incurred to the current General Partner for the years ended December 31, 1997, 1996, and 1995, are as follows.


                                                 Incurred            Incurred            Incurred
                                            for the year ended  for the year ended  for the year ended
                                               December 31,        December 31,        December 31,
Current General Partner                            1997                1996                1995
----------------------                      ------------------  ------------------  ------------------
Management fees                                   $ 90,465            $ 99,309            $ 87,375
Restoration fees                                     3,115              11,249                 833
Overhead allowance                                   7,590               7,555               7,351
Leasing Commissions                                 31,938              45,172                   0
Reimbursement for out-of-pocket expenses            12,274              11,616              13,264
Cash distribution                                    6,586               6,045               3,624
                                                  --------            --------            --------
                                                  $151,968            $180,946            $112,447
                                                  ========            ========            ========

8.    NET INVESTMENT IN DIRECT FINANCING LEASES:
      ------------------------------------------

The net investment in direct financing leases which includes the Partnership's specialty leasehold improvement leases, is comprised of the following as of December 31, 1997:

     Minimum lease payments receivable                $77,246
     Less - Unearned income                            (9,303)
                                                      -------
        Net investment in direct financing leases     $67,943
                                                      =======

Scheduled future minimum lease payments are as follows:

                  Year ending
                  December 31,
                          1998                            $37,860
                          1999                             37,860
                          2000                              1,526
                                                          -------
                                                          $77,246
                                                          =======

During 1997, the Partnership recorded an allowance in the amount of $78,071 for the remaining equipment lease payments due on the Denny's property in Beaver Dam, Wisconsin. The tenant of the property, DenAmerica, Inc., vacated the property and future collectibility is uncertain.

9.   CONTINGENT LIABILITIES:
     ----------------------

According to the Partnership Agreement, as amended, the current General Partner may receive a disposition fee not to exceed 3% of the contract price of the sale of investment properties. Fifty percent (50%) of all such disposition fees earned by the current General Partner is to be escrowed until the aggregate amount of recovery for the funds misappropriated from the Partnerships by the former general partners is greater than $4,500,000. Upon reaching such recovery level, full disposition fees will thereafter be payable and fifty percent (50%) of the previously escrowed amounts will be paid to the current General Partner. At such time as the recovery exceeds $6,000,000 in the aggregate, the remaining escrowed disposition fees shall be paid to the current General Partner. If such levels of recovery are not achieved, the current General Partner will contribute the amounts escrowed towards the recovery. In lieu of an escrow, 50% of all such disposition fees have been paid directly to the restoration account and then distributed among the three Partnerships. Fifty percent (50%) of the total amount paid to the recovery was refunded to the current General Partner during 1996 after exceeding the recovery level of $4,500,000. The remaining amount allocated to the Partnership may be owed to the current General Partner if the $6,000,000 recovery level is met. As of December 31, 1997, the Partnership may owe the current General Partner $5,189, which is currently reflected as a recovery, if the $6,000,000 recovery level is achieved. Management believes it is unlikely that such recovery level will be achieved.

10.   PMA INDEMNIFICATION TRUST:
      --------------------------

The Permanent Manager Agreement ("PMA") provides that the Permanent Manager will be indemnified from any claims or expenses arising out of or relating to the Permanent Manager serving in such capacity or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by the Permanent Manager. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership's creditors. An Indemnification Trust ("Trust") serving such purposes has been established at United Missouri Bank, N.A. The Trust has been fully funded with Partnership assets as of December 31, 1997. Funds are invested in U.S. Treasury securities. In addition, interest totaling $49,456 has been credited to the Trust as of December 31, 1997. The rights of the Permanent Manager to the Trust shall be terminated upon the earliest to occur of the following events: (i) the written release by the Permanent Manager of any and all interest in the Trust;
(ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against the Permanent Manager and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that the Permanent Manager shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

11.   RESTORATION TRUST ACCOUNT; EXPENSE ALLOCATIONS;
      -----------------------------------------------
      AND RELATED INTER-PARTNERSHIP RECEIVABLES:
      ------------------------------------------

Restoration costs represent expenses incurred by the Partnership associated with the misappropriated assets by the former general partners and their affiliates. These costs are allocated among the Partnerships based on each partnership's respective share of the entire misappropriation, as currently quantified. The amount of misappropriation for each partnership is adjusted periodically to reflect new discoveries and more accurate quantification of amounts based on the continuing Investigation. Such adjustments may result in periodic adjustments to prior allocations of recovery costs to reflect updated information. Consequently, previous payments for restoration expenses may not be consistent with modified allocations.

When recoveries are realized by the Partnerships, the amounts received are distributed to each respective partnership on the same basis as the restoration costs are currently being allocated. As of December 31, 1997, the Partnerships recovered a total of approximately $5,726,000 from the former general partners and their affiliates, accountant and attorneys. Of this amount, the Partnership received its pro-rata share in the amount of $739,719. Additionally, $40,346, representing 50% of all previously escrowed disposition fees earned by the General Partner have been paid to the recovery. Of that amount, $5,189 was allocated to the Partnership and is contingently payable to the General Partner upon achievement of certain recovery levels as described in Note 9.

The PMA contemplated that the Permanent Manager could establish a separate and distinct Restoration Trust Fund which would hold all recoveries until a final independent adjudication by a court of competent jurisdiction or vote of the Limited Partners ratified the allocation of proceeds to each respective partnership. Management has concluded that a fair and reasonable accounting for recovery proceeds can be accomplished at the partnership level in a manner similar to restoration costs which are paid directly by the Partnerships. Management reserves the right to cause the final allocation of such costs and recoveries to be determined either by a vote of the Limited Partners or a court of competent jurisdiction. Potential sources of recoveries include third party litigation, promissory notes, land contracts, and personal assets of the former general partners and their affiliates.

12.   LITIGATION:
      -----------

In 1993, the Partnership, along with DiVall 2 and DiVall 3, initiated a lawsuit against Ernst & Young LLP ("E & Y"), a certified public accounting firm, in connection with the audits of the Partnerships performed by E & Y for the years 1989, 1990 and 1991. The Partnerships also filed claims against Magnuson, DiVall, DiVall Real Estate Investment Corporation, David Shea, and the Partnerships' former securities law firm, Quarles & Brady.

These matters were settled in 1996, yielding net proceeds to the Partnership, after the payment of contingent legal fees and related costs, of approximately, $300,000.

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

In 1993, nineteen (19) of the Private Partnerships sought the protection of the Bankruptcy Court in the Eastern District of Wisconsin. Seven (7) of these bankruptcies were voluntary and twelve (12) of these bankruptcies were involuntary. Several of the Private Partnerships seeking bankruptcy owe promissory notes to DiVall, Magnuson, or entities owned by them, in which the Partnership has a security interest. These cases were subsequently transferred to the Western District Bankruptcy Court located in Madison, Wisconsin.
The Partnership's experience in those bankruptcy cases that have concluded, either through the approval of Plans of Reorganization, dismissal of the bankruptcies, settlements or a combination of the foregoing, is that (i) the value of the obligations of the Private Partnerships assigned to the Partnership has been at a significant discount to their face amounts, and (ii) the General Partner interests in such Private Partnerships often have little economic value. The Partnership's recoveries in these bankruptcies have been on a steeply discounted basis.

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

In 1994, the Partnership filed a complaint in the United States District Court for the Western District of Missouri against Boatmen's First National Bank of Kansas City ("Boatmen's) seeking a declaratory judgment that Boatmen's has no right or interest in a promissory note executed in the name of the Partnership by the former general partners (the "Note") secured by mortgages on five Partnership properties, and further seeking an injunction against foreclosure proceedings instituted against a Partnership property located in Dallas, Texas, under a first deed of trust and security agreement given to secure the Note (the "Foreclosure"). Trial of the case took place on June 23, 1997. The judge ruled in favor of the Partnership on August 21, 1997, that the note was not enforceable. An appeal by Boatmen's was subsequently dropped, so the full $600,000 recovery has been recorded. Pursuant to the Restoration Trust Account procedures described in Note 11, all of the Partnerships are sharing the expenses of this litigation, and the recovery resulting from the full cancellation of the alleged indebtedness was allocated among the three Partnerships on the same basis as the restoration costs are being allocated via appropriate payments by the Partnership to its affiliated Partnerships. The Partnership recognized approximately $265,000 of income during 1997, for the reversal of interest which had previously been accrued on the note.

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

14.  SUBSEQUENT EVENTS:
     ------------------

On February 13, 1998, the Partnership made distributions to the Limited Partners of $375,000 amounting to $15.00 per limited partnership interest.

Item 9. Changes in and Disagreements with Accountants on Accounting and
                Financial Disclosure

None

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

The executive officers and director of the General Partner who control the affairs of the Partnership are as follows:

     Bruce A. Provo, Age 47 - President, Founder and Director. Mr. Provo has been involved in the management of real estate and other asset portfolios since 1979. Since he founded the company in 1985, Mr. Provo has been President and Chief Executive Officer of TPG. From 1982 to 1986, Mr. Provo served as President and Chief Operating Officer of the North Kansas City Development Company ("NKCDC"), North Kansas City, Missouri. NKCDC was founded in 1903 and the assets of the company were sold in December, 1985 for $102,500,000. NKCDC owned commercial and industrial properties, including an office park and a retail district, as well as apartment complexes, motels, recreational facilities, fast food restaurants, and other properties. NKCDC's holdings consisted of over 100 separate properties and constituted approximately 20% of the privately held real property in North Kansas City, Missouri (a four square mile municipality). Following the sale of the company's real estate, Mr. Provo served as the President and Chief Executive Officer and Liquidating Trustee of NKCDC from 1986 to 1991.

     Mr. Provo graduated from Miami University, Oxford, Ohio in 1972 with a B.S. in Accounting. He became a Certified Public Accountant in 1974 and was a manager in the banking and financial services division of Arthur Andersen LLP prior to joining Rubloff Development Corporation in 1979. From 1979 through 1985, Mr. Provo served as Vice President - Finance and then as President of Rubloff Development Corporation. Mr. Provo has previously served on the Board of Directors of the National Realty Committee, a legislative "watchdog" organization for the commercial real estate industry headquartered in Washington, DC.

     Kristin J. Atkinson, Age 35 - Vice President - Finance and Administration. Ms. Atkinson joined The Provo Group, Inc. in September 1994, to provide management expertise in the areas of financial controls and management accounting services for four limited partnerships managed by TPG. Prior to joining TPG, Ms. Atkinson was Manager of Financial Reporting for Farm & Home Savings Association (a $4 billion savings and loan association) for nine years where she was responsible for supervision of the preparation of internal and external financial documentation, including regulatory filings for the savings association and its parent company. Ms. Atkinson graduated Magna Cum Laude with a B.S. in Accounting from Missouri Southern State College in Joplin, Missouri and worked as an accountant for James P. Arthur and Company for one year before joining Farm & Home Savings Association.

     Brenda Bloesch, Age 36 - Director of Investor Relations. Ms. Bloesch joined The Provo Group, Inc. in March 1993, to oversee and provide various levels of client support for more than 8,000 broker dealers, registered representatives, custodians and investors. Primarily responsible for all communications regarding four limited partnerships managed by TPG, Ms. Bloesch is also involved with database management and partnership compliance issues. Prior to joining TPG, Ms. Bloesch was Manager of Investment Services at DiVall Real Estate Investment Corporation ("DREIC") for four years and Publisher Services Manager at NewsNet, Inc. for five years. Her role at DREIC allowed Ms. Bloesch to obtain extensive knowledge of limited partnerships and gain familiarity with the broker and investor communities. Ms. Bloesch is a graduate of Lock Haven University in Lock Haven, Pennsylvania, where she received her B.A. in Journalism and Media Studies.

     The Advisory Board, although its members are not "Directors" or "Executive Officers" of the Partnership, provides advisory oversight to management of the Partnership and consists of:

     Steve Carson - Vice President/Investments at First Albany Corporation. Mr. Carson's primary client concentration includes labor union, pension, and annuity funds. Mr. Carson has worked for First Albany for 11 years. He began his career as a retail broker at E.F. Hutton & Company and served as Vice President, Shearson American Express from 1980-1986. Mr. Carson attended Northrup University in Los Angeles, California. He has served as Board Member and President on various Civic Boards in Syracuse, New York. Mr. Carson represents the broker-dealer community.

     Robert White - President of Chevron, TCI. Mr. White has worked for Chevron in various positions over the past 38 years. This company specializes in acquiring real estate that has been allocated as either Low-Income Housing or Historic Rehabilitation tax credits. Most of the acquisitions are made using limited partnership structures -- with TCI as the limited partner. Mr. White started his career as a research chemist with Chevron Research Company in 1959, after receiving a B.S Degree in Chemistry from the University of California at Berkeley. In 1977, Mr. White received a M.B.A Degree in Financial Analysis and subsequently transferred to Chevron Corporation's Planning and Analysis Department in San Francisco. In 1991, Mr. White became Vice-President of Chevron Land. After this company was sold in 1995, he assumed the position as President of the new Chevron subsidiary, Chevron TCI, Inc. Mr. White is a Limited Partner representing DiVall 1.

     Richard W. Otte - Editorial Writer. Mr. Otte is in his sixth year as an Editorial Board Member and editorial writer for The Volusion, a DeLand, Florida, subsidiary of the News-Journal Corporation in Daytona Beach, Florida. Mr. Otte retired in 1988 after 34 years with the Dispatch Printing Co., serving his last eight years as Managing Editor of the Columbus Dispatch and as a member of its Operating Committee. He previously was the executive sports editor of the newspaper in Ohio's capital city. Mr. Otte's 49 years in professional journalism also include news reporting, editing and sports assignments with the Daytona Journal Herald and Springfield News-Sun. Mr. Otte is a Limited Partner representing DiVall 2.

     Albert Gerritz - Perinton Volunteer Ambulance Corps. Mr. Gerritz has held various offices in Finance and Administration, including President. Mr. Gerritz retired in 1986 after 36 years with Eastman Kodak Co. where he was Supervisor of Engineering Services, Research Labs. Mr. Gerritz was instrumental in identifying the need and pursuing the development of a unique research complex for Kodak, which became the case study for his consulting activities on research facilities nationwide. Mr. Gerritz also worked for forty years in the Bushnell's Basin Fire Department and served five years as Chief. Mr. Gerritz has a life membership in National Society of Professional Engineers. Mr. Gerritz is a Limited Partner representing DiVall 3.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a) As of December 31, 1997, no one person or group is known by the Partnership to own beneficially more than 5% of the outstanding interests of the Partnership.

(b) As of December 31, 1997, neither the General Partner nor any of its affiliates owned any Limited Partner Interests in the Partnership.

Item 13.  Certain Relationships and Related Transactions

The compensation to be paid to TPG is governed by the Partnership Agreement, as amended by vote of the Limited Partners to reflect the terms of the PMA. TPG's compensation includes a base fee equal to 4% of the Partnership's gross collected receipts, subject to a minimum of $84,000 per year. For this purpose, "gross collected receipts" means all cash revenues arising from operations and reserves of the Partnerships, including any proceeds recovered with respect to the obligations of the former general partners. The portion of such fee resulting from recoveries from former general partners is designated as restoration fees. TPG is also entitled to reimbursement for office rent and utilities not to exceed $7,000 per year. TPG is entitled to reimbursement of reasonable direct costs and expenses, such as travel, lodging, overnight delivery and postage, but has no right to be reimbursed for administrative expenses such as payroll, payroll taxes, insurance, retirement and other benefits, base phone and fax charges, office furniture and equipment, copier rent, and the like. Between the three Partnerships, TPG is entitled to an aggregate minimum base management fee of $300,000 per year and reimbursement for office rent in the maximum amount of $25,000 per year. The Partnership shall only be responsible for its allocable share of such minimum and maximum amounts as indicated above ($84,000 minimum base fee and $7,000 maximum rent reimbursement). TPG is entitled to an annual increase in the minimum base management fee and maximum office overhead reimbursement in an amount not to exceed the percentage increase in the Consumer Price Index ("CPI") for the immediately preceding calendar year. Effective March 1, 1997, the minimum management fee and the maximum reimbursement for office rent and overhead increased by 3.3% representing the allowable annual CPI adjustment. Additionally, TPG is allowed up to one-half of the competitive Real Estate Commission, not to exceed 3% upon the disposition of assets. The payment of a portion of such fees is subordinated to TPG's success at recovering the funds misappropriated by the former general partners.

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

Under the PMA, TPG shall be indemnified by the Partnership, DiVall and Magnuson, and their controlled affiliates, and shall be held harmless from all claims of any party to the PMA and from any third party including, without limitation, the Limited Partners of the Partnership, for any and all liabilities, damages, costs and expenses, including reasonable attorneys' fees, arising from or related to claims relating to or arising from the PMA or its status as Permanent Manager. The indemnification does not extend to claims arising from fraud or criminal misconduct of TPG as established by court findings. To the extent possible, the Partnership is to provide TPG with appropriate errors and omissions, officers liability or similar insurance coverage, at no cost to TPG. In addition, TPG is granted the right to establish and segregate Partnership assets in an amount, not to exceed $250,000, solely for the purpose of funding such indemnification obligations (the "Indemnification Trust"). Once a determination has been made that no such claims can or will be made against TPG, the balance of the Indemnification Trust will become unrestricted cash of the Partnership. At December 31, 1997 the Partnership had fully funded the Indemnification Trust.

The following fees and reimbursements from the Partnership were incurred to management in 1997:

    The Provo Group, Inc.
    ---------------------------
         Management Fees             $ 90,465
         Restoration Fees               3,115
         Leasing Commissions           31,938
         Office Overhead Allowance      7,590
         Direct Cost Reimbursements    12,274
                                     --------
         1997 Total                  $145,382
                                     ========


                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)     1.  Financial Statements

            The following financial statements of DiVall Insured Income Fund Limited Partnership are included in Part II, Item 8:

            Report of Independent Public Accountants

            Balance Sheets, December 31, 1997 and 1996

            Statements of Income for the Years Ended December 31, 1997, 1996 and 1995

            Statements of Partners' Capital for the Years Ended December 31, 1997, 1996 and 1995

            Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995

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

           28.0 Correspondence to the Limited Partners dated February 13, 1998 regarding the Fourth Quarter 1997 distributions.

     (b)   Report on Form 8-K:

           The Registrant filed no reports on Form 8-K during the fourth quarter of fiscal year 1997.

                 DIVALL INSURED INCOME FUND LIMITED PARTNERSHIP
            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1997

                                               Initial cost to                              Gross amount at which
                                                  Partnership                              carried at end of year (A)
                                             --------------------                        -----------------------------


                                                                         Costs
                                                          Building     capitalized                 Building
                                                            and       subsequent to                   and
         Property            Encumbrances      Land     Improvements   acquisitions     Land      Improvements    Total
-------------------------------------------------------------------------------------------------------------------------
Colorado Springs, Colorado       $      -  $  356,549   $         -      $      -   $  200,000   $         -  $   200,000
Beaver Dam, Wisconsin             247,998     126,854       452,445        80,000      126,854       532,445      659,299
Hopkins, Minnesota                      -     195,755       479,295       120,000      195,755       599,295      795,050
Dallas, Texas                           -     797,952       510,201             -      797,952       510,201    1,308,153
Arlington, Texas                        -   1,002,707       471,862             -    1,002,707       471,862    1,474,569
Dallas, Texas                           -     729,406       528,190             -      729,406       528,190    1,257,596
Des Moines, Iowa                        -     197,667       367,809             -      197,667       367,809      565,476
Eau Claire, Wisconsin                   -     250,255       792,475             -      250,255       792,475    1,042,730
Chicago, Illinois                       -     151,670       427,625             -      151,670       427,625      579,295
Chicago, Illinois                       -     164,941       445,952             -      164,941       445,952      610,893
Chicago, Illinois                       -     176,948       455,010             -      176,948       455,010      631,958
Chicago, Illinois                       -      97,743       513,150             -       97,743       513,150      610,893
Chicago, Illinois                 240,000     133,764       340,204             -      133,764       340,204      473,968
Chicago, Illinois                       -      90,581       346,524             -       90,581       346,524      437,105
Chicago, Illinois                       -      95,847       388,654             -       95,847       388,654      484,501
Grand Forks, North Dakota               -     246,200       738,601             -      246,200       738,601      984,801
Peoria, Arizona                         -     338,887       688,044        78,995      338,887       767,039    1,105,926
Glendale, Arizona                       -     400,503       626,428        78,995      400,503       705,423    1,105,926
Mesa, Arizona                           -     412,879       638,278             -      389,758       638,278    1,028,036
Scottsdale, Arizona                     -     339,151       712,006             -      339,151       712,006    1,051,157
Fond Du Lac, Wisconsin                  -     270,267       756,664             -      270,267       756,664    1,026,931
Chicago, Illinois                       -     197,277       708,529         5,000       66,499       513,593      580,092
Dallas, Texas                           -     844,718       524,525             -      844,718       524,525    1,369,243
                                 ----------------------------------------------------------------------------------------
                                 $487,998  $7,618,521   $11,912,471      $362,990   $7,308,073   $12,075,525  $19,383,598
                                 ========================================================================================

(A) Represents aggregate costs for federal income tax purposes.
(B) Reconciliation of "Real Estate and Accumulated Depreciation":

                                Year ended         Year ended
Investments in Real Estate   December 31, 1997  December 31, 1996
-----------------------------------------------------------------
Balance at beginning of year       $19,378,598        $19,428,598
Additions                                5,000
Property write-down                                        50,000
                            -------------------------------------
Balance at end of year             $19,383,598        $19,378,598
                            =====================================

                               Year ended         Year ended
Accumulated Depreciation    December 31, 1997  December 31, 1996
----------------------------------------------------------------
Balance at beginning of year       $ 4,183,997         $3,833,774

Additions charged to costs
and expenses                           350,328            350,223
                            -------------------------------------
Balance at end of year              $4,534,325         $4,183,997
                            =====================================

                                                                             Life on which
                                                                            depreciation in
                                                                            latest statement
                                                                            of operations is
                                                                            computed (years)
                                      Accumulated      Date of       Date
Property                              depreciation   construction  acquired
--------------------------------------------------------------------------------------------
Colorado Springs, Colorado            $         -           -      1/31/87          31.5
Beaver Dam, Wisconsin                     196,908        1986      3/27/87          31.5
Hopkins, Minnesota                        192,505        1985      6/30/87          31.5
Dallas, Texas                             202,671        1987       7/8/87          31.5
Arlington, Texas                          187,445        1987       1/8/87          31.5
Dallas, Texas                             203,834        1987      9/28/87          31.5
Des Moines, Iowa                          132,074        1986      10/8/87          31.5
Eau Claire, Wisconsin                     302,829        1986     10/27/87          31.5
Chicago, Illinois                         161,787        1982      12/1/87          31.5
Chicago, Illinois                         168,725        1986      12/1/87          31.5
Chicago, Illinois                         172,153        1982      12/1/87          31.5
Chicago, Illinois                         194,146        1993      12/1/87          31.5
Chicago, Illinois                         128,715        1980      12/1/87          31.5
Chicago, Illinois                         131,104        1985      12/1/87          31.5
Chicago, Illinois                         147,045        1985      12/1/87          31.5
Grand Forks, North Dakota                 276,651        1984     12/23/87          31.5
Peoria, Arizona                           286,040        1984     12/24/87          31.5
Glendale, Arizona                         262,963        1984     12/24/87          31.5
Mesa, Arizona                             231,811        1985      3/18/88          31.5
Scottsdale, Arizona                       258,589        1985      3/18/88          31.5
Fond Du Lac, Wisconsin                    274,808        1981      3/24/88          31.5
Chicago, Illinois                         231,028        1987      4/15/88          31.5
Dallas, Texas                             190,494        1987      3/25/88          31.5
                                     ------------
                                     $  4,534,325
                                     ============

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

Date:       March 27, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:         The Provo Group, Inc., General Partner


By:         /s/Bruce A. Provo
            -------------------------------------------
            Bruce A. Provo, President
Date:       March 27, 1998


By:         /s/Kristin J. Atkinson
            -------------------------------------------
            Kristin J. Atkinson
            Vice President - Finance and Administration


Date:       March 27, 1998