Form 10-Q
period 1998-03-31
DIVALL INSURED INCOME FUND LTD PARTNERSHIP
filed 1998-05-14
CIK 786974

                                   FORM 10-Q

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended     March 31, 1998
                                    ----------------------------------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to____________

                        Commission file number  0-16722

                DIVALL INSURED INCOME FUND LIMITED PARTNERSHIP
            (Exact name of registrant as specified in its charter)

          Wisconsin                                 36-6845083
(State or other jurisdiction of                   (I.R.S.Employer
incorporation or organization)                  Identification No.)

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

                                BALANCE SHEETS

                     March 31, 1998 and December 31, 1997
                     ------------------------------------

                                    ASSETS

                                                                 (Unaudited)
                                                                  March  31,   December 31,
                                                                     1998          1997
                                                                 ------------  -------------
INVESTMENT PROPERTIES AND EQUIPMENT:(Notes 3 and 6)
     Land                                                        $ 7,108,073    $ 7,308,073
     Buildings and improvements                                   12,075,525     12,075,525
     Equipment                                                       246,896        246,896
     Accumulated depreciation                                     (4,868,810)    (4,781,219)
                                                                 -----------    -----------

          Net investment properties and equipment                 14,561,684     14,849,275
                                                                 -----------    -----------

NET INVESTMENT IN DIRECT FINANCING LEASES:(Note 8)                    62,918         67,943
                                                                 -----------    -----------

OTHER ASSETS:
     Cash and cash equivalents                                       776,192        644,274
     Cash held in Indemnification Trust (Note 10)                    304,095        299,456
     Rents and other receivables                                      54,054        147,556
     Deferred rent receivable                                        188,309        189,494
     Prepaid insurance                                                 8,685         12,407
     Deferred charges (net of accumulated amortization
      of $75,352 in 1998 and $70,804 in 1997)                        114,513        103,261
                                                                 -----------    -----------

          Total other assets                                       1,445,848      1,396,448
                                                                 -----------    -----------

DUE FROM FORMER AFFILIATES:(Note 2)
     Due from former general partner affiliates                      477,184        477,184
     Allowance for uncollectible amounts due from
        former affiliates                                           (477,184)      (477,184)
     Restoration cost receivable                                   1,477,537      1,434,662
     Allowance for uncollectible restoration receivable           (1,477,537)    (1,434,662)
                                                                 -----------    -----------
          Due from former affiliates, net                                  0              0
                                                                 -----------    -----------

          Total assets                                           $16,070,450    $16,313,666
                                                                 ===========    ===========


       The accompanying notes are an integral part of these statements.

                 DIVALL INSURED INCOME FUND LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                      March 31, 1998 and December 31, 1997
                      ------------------------------------

                       LIABILITIES AND PARTNERS' CAPITAL

                                                            (Unaudited)
                                                             March 31,       December 31,
                                                               1998             1997
                                                           ------------      ------------
LIABILITIES:
     Mortgage note payable (Note 6)                        $    221,952      $    474,396
     Accounts payable and accrued expenses                       86,536            57,848
     Due to current General Partner                              17,165             2,351
     Security deposits                                          124,930           124,930
     Real estate taxes payable                                   14,236            22,530
     Unearned rental income                                      62,993            53,869
                                                           ------------      ------------
          Total liabilities                                     527,812           735,924
                                                           ------------      ------------

CONTINGENT LIABILITIES: (Notes 9 and 13)

PARTNERS' CAPITAL: (Notes 1, 4 and 13)
     Current General Partner -
          Cumulative net income                                  65,171            61,758
          Cumulative cash distributions                         (26,145)          (24,773)
                                                           ------------      ------------
                                                                 39,026            36,985
                                                           ------------      ------------
     Limited Partners (25,000 interests outstanding) -
          Capital contributions, net of offering costs       22,270,578        22,270,578
          Cumulative net income                              13,609,869        13,272,014
          Cumulative cash distributions                     (21,166,741)      (20,791,741)
          Reallocation of former
            general partners' capital                           789,906           789,906
                                                           ------------      ------------
                                                             15,503,612        15,540,757
                                                           ------------      ------------
               Total partners' capital                       15,542,638        15,577,742
                                                           ------------      ------------
               Total liabilities and partners' capital     $ 16,070,450      $ 16,313,666
                                                           ============      ============

       The accompanying notes are an integral part of these statements.

                DIVALL INSURED INCOME FUND LIMITED PARTNERSHIP

                             STATEMENTS OF INCOME

                                  (Unaudited)
                                  -----------

                                                      Three Months Ended March 31,
                                                      ----------------------------
                                                          1998           1997
                                                      -------------  -------------
REVENUES:
     Rental income                                         $524,548       $529,722
     Interest income on direct financing leases               1,677          4,987
     Interest income                                         10,080          9,491
     Other income                                               307            730
     Gain on sale of assets                                  33,752              0
     Recovery of amounts previously written off               9,465            707
                                                           --------       --------
                                                            579,829        545,637
                                                           --------       --------
EXPENSES:
     Partnership management fees                             23,645         23,020
     Restoration fees                                             0             28
     Insurance                                                3,722          4,510
     General and administrative                              19,132         15,083
     Interest                                                 7,238         22,340
     Expenses incurred due to default by lessee               3,368         12,927
     Professional services                                   26,227         17,746
     Professional services related to restoration               132          4,152
     Selling commissions                                     14,100          3,754
     Appraisal fees                                          45,640          1,460
     Advisory Board fees and expenses                         3,218          3,749
     Depreciation                                            87,591         87,926
     Amortization                                             4,548          2,150
                                                           --------       --------
                                                            238,561        198,845
                                                           --------       --------
NET INCOME                                                 $341,268       $346,792
                                                           ========       ========
NET INCOME - GENERAL PARTNER                               $  3,413       $  3,468

NET INCOME - LIMITED PARTNERS                               337,855        343,324
                                                           --------       --------
                                                           $341,268       $346,792
                                                           ========       ========
NET INCOME PER LIMITED PARTNERSHIP
INTEREST, based on 25,000 interests outstanding            $  13.51       $  13.73
                                                           ========       ========


        The accompanying notes are an integral part of these statements.

                 DIVALL INSURED INCOME FUND LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                  (Unaudited)
                                  -----------

                                                                       Three Months Ended March 31,
                                                                      ------------------------------
                                                                           1998            1997
                                                                      --------------  --------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
     Net income                                                           $ 341,268      $  346,792
     Adjustments to reconcile net income to net cash provided by operating activities -
          Depreciation and amortization                                      92,139          90,076
          Gain on sale of assets                                            (33,752)              0
          Recovery of amounts previously written off                         (9,465)           (707)
          Interest applied to Indemnification Trust Account                  (4,639)         (4,047)
          Increase in unearned rental income                                  9,124           2,673
          Decrease in rents and other receivables                            93,502          10,567
          (Increase)/Decrease in deferred rent receivable                     1,185         (47,087)
          Withdrawals for payment of real estate taxes                            0          15,868
          Decrease in prepaid expenses                                        3,722           4,515
          Increase in accounts payable and accrued expenses                  28,688           1,086
          Increase in payable to tenant                                           0           2,164
          Increase/(Decrease) in due to General Partner                      14,814         (24,888)
          Increase in accrued interest payable                                    0          12,945
          Increase in security deposits                                           0           5,000
          (Decrease) in real estate taxes payable                            (8,294)        (40,749)
                                                                          ---------      ----------
               Net cash provided from operating activities                  528,292         374,208
                                                                          ---------      ----------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
     Increase in deferred charges                                           (15,800)        (18,550)
     Investment in building improvements                                          0          (4,300)
     Recoveries from former affiliates                                            0             707
     Proceeds from sale of land                                             233,752               0
     Principal payments received on direct financing leases                  14,490           7,633
                                                                          ---------      ----------
               Net cash provided by (used in) investing activities          232,442         (14,510)
                                                                          ---------      ----------

CASH FLOWS (USED IN) FINANCING ACTIVITIES:
     Principal payments on mortgage notes                                  (252,444)        (83,020)
     Cash distributions to Limited Partners                                (375,000)       (350,000)
     Cash distributions to current General Partner                           (1,372)         (1,387)
                                                                          ---------      ----------
               Net cash (used in) financing activities                     (628,816)       (434,407)
                                                                          ---------      ----------

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                                 131,918         (74,709)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            644,274       1,019,582
                                                                          ---------      ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $ 776,192      $  944,873
                                                                          ---------      ==========

SUPPLEMENTAL DISCLOSURE--cash paid for interest                              $7,238          $9,395
                                                                             ======          ======

       The accompanying notes are an integral part of these statements.

                DIVALL INSURED INCOME FUND LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS


These unaudited interim financial statements should be read in conjunction with DiVall Insured Income Fund, Limited Partnership's (the "Partnership") 1997 annual audited financial statements within Form 10-K.

These unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1998, and the results of operations for the three-month periods ended March 31, 1998, and 1997, and cash flows for the three-month periods ended March 31, 1998 and 1997. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

The following significant event(s) have occured subsequent to fiscal year 1997, which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a) (5):

During the first quarter of 1998, the Partnership sold undeveloped land in Colorado Springs, Colorado for $235,000. The sale took place in January 1998, and resulted in a gain, before disposition fees, of $34,000.

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

The Partnership is currently engaged in the business of owning and operating its investment portfolio (the "Properties") of commercial real estate. The Properties are leased on a triple net basis to, and operated by, franchisors or franchisees of national, regional and local retail chains under long-term leases. The lessees consist of fast-food, family style, and casual/theme restaurants. At March 31, 1998, the Partnership owned 22 properties.

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

2.   REGULATORY INVESTIGATION:

A preliminary investigation during 1992 by the Office of the Commissioner of Securities for the State of Wisconsin and the Securities and Exchange Commission (the "Investigation"), revealed that during at least the four years ended December 31, 1992, two of the former general partners of the Partnership, Gary
J. DiVall ("DiVall") and Paul E. Magnuson ("Magnuson") had transferred substantial cash assets of the Partnership and two affiliated publicly registered partnerships, DiVall Insured Income Properties 2 Limited Partnership ("DiVall 2") and DiVall Income Properties 3 Limited Partnership ("DiVall 3") (collectively the "Partnerships") to various other entities previously sponsored by or otherwise affiliated with DiVall and Magnuson. The unauthorized transfers were in violation of the respective Partnership Agreements and resulted in part, from material weaknesses in the internal control system of the Partnerships. The aggregate amount of the misappropriation, related costs, and 9% interest accrued since January 1, 1993, is in excess of $15,100,000, of which approximately $1,955,000 has been attributed to the Partnership and is reflected as due from former affiliates on the balance sheet at March 31, 1998. The 9% interest accrued as of March 31, 1998, amounted to approximately $828,000 and is not reflected in the accompanying income statement. As of December 31, 1997, $1,912,000 was reflected as due from former affiliates based on the estimated overall misappropriation and related costs of $14,800,000.

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

In 1993, the current General Partner estimated an aggregate recovery of $3 million for the Partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the Partnerships based on each Partnership's pro rata share of the total misappropriation. Through March 31, 1998, $5,766,000 of recoveries have been received which exceeded the original estimate of $3 million. As a result, the Partnership has recognized $353,000 as income, which represents its share of the excess recovery. The current General Partner continues to pursue recoveries of the misappropriated funds, however no further significant recoveries are anticipated.

3.   INVESTMENT PROPERTIES:

As of March 31, 1998, the Partnership owned 22 fully constructed fast-food restaurants. The restaurants are comprised of the following: one (1) Chi Chi's Mexican restaurant, four (4) Taco Cabana restaurants, five (5) Denny's restaurants, seven (7) Popeye's Famous Fried Chicken restaurants, one (1) Hardee's restaurant, one (1) BW-3 restaurant, one (1) Fazoli's restaurant, one
(1) Rio Bravo restaurant, and one (1) BJ's Market and Bakery. The 22 properties are located in seven (7) states.

Undeveloped land was located in Colorado Springs, Colorado, and was originally purchased in contemplation of constructing and leasing a Rocky Rococo's restaurant. The land was purchased from a former affiliate of the Partnership in 1987. As part of the purchase, the former affiliate agreed to reimburse the Partnership for any costs to carry the property while the land remained unimproved and nonearning. The construction never commenced and the former affiliate has not fully reimbursed the Partnership for its costs. The unreimbursed costs include guaranteed monthly rent, real estate taxes, insurance, and additional items required to maintain the property. At December 31, 1997, these costs totaled approximately $310,000, and are not reflected in the Partnership's financial statements. The land was originally purchased for $356,549 and had an adjusted carrying value of $200,000. The property was sold during January 1998, for $235,000.

The Denny's restaurant (currently BW-3) in Hopkins, Minnesota, was vacated by the tenant in September 1994. The property's lease, however, does not expire until 2013, and the tenant continues to make all payments required by the lease. During March 1995, the tenant executed a lease with a sub-tenant, Stone Creek, Inc., for the property. During the First Quarter of 1997, the tenant, DenAmerica, notified the Partnership that it wants to be released from the lease on this property as well as the Denny's in Beaver Dam, Wisconsin. Management had denied DenAmerica's request to be released from its leasehold obligations.

The leases on the Partnership's Popeye's properties were renegotiated effective April 1, 1998, resulting in annual rents which are $20,000 higher than the original leases called for without adjusting existing percentage rent breakpoints. Additionally, a five-year extension was granted on the leases.

The total cost of the investment properties and equipment includes the original purchase price plus acquisition fees and other capitalized costs paid to a former affiliate of the general partners.

The current General Partner receives a fee for managing the Partnership equal to 4% of the gross receipts, with a maximum reimbursement for office rent and related office overhead of $25,000 between the three affiliated Partnerships as provided in the Permanent Manager Agreement ("PMA"). Effective March 1, 1998, the minimum management fee and the maximum reimbursement for office rent and overhead increased by 1.6%, representing the allowable annual Consumer Price Index adjustment per the PMA. For purposes of computing the 4% overall fee, gross receipts includes amounts recovered in connection with the misappropriation of assets by the former general partners and their affiliates. TPG has received fees from the Partnership totaling $18,052 to date on the amounts recovered, which has been offset against the 4% minimum fee.

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

Aggregate minimum lease payments to be received under the leases for the Partnership's properties are as follows:


               Year ending
               December 31,

                   1998         $ 2,037,568
                   1999           2,045,316
                   2000           2,100,769
                   2001           2,102,664
                   2002           2,067,108
                Thereafter       15,634,365
                                -----------
                                $25,987,790
                                ===========

Seven of these properties are leased to a single Popeye's franchisee in the Chicago, Illinois area. Base rent for 1997 from this tenant amounted to 28% of total base rent for the Partnership.

The leases on the Popeye's properties were renegotiated effective April 1, 1998, resulting in total annual rents which are $20,000 higher than the original leases called for without adjusting existing percentage rent breakpoints. Additionally, a five-year extension was granted on the leases.

6.   MORTGAGE NOTE PAYABLE:

At March 31, 1998, the mortgage note payable consists of the following:

                   Outstanding
               Principal Balance  Interest Rate  Maturity Date
               -----------------------------------------------
          a.   $     221,952          prime     September 2001

     a. In September 1997, the Partnership entered into a promissory note agreement with Missouri Bank and Trust Company of Kansas City, in the amount of $247,998. The proceeds of the loan were used to repay a loan from Bank One which had matured. The note bears interest at the referenced prime rate, as defined. Principal and interest are paid in monthly installments of $6,126 until September 2001. The note is secured by a mortgage on a Denny's restaurant located in Beaver Dam, Wisconsin, with a net book value at March 31, 1998 of $446,956.

          Scheduled maturities of all notes payable, are as follows:


          Year ending
          December 31,
              1998              $ 43,252
              1999                60,619
              2000                65,977
              2001                52,104
                                 -------
                                $221,952
                                ========

7.   TRANSACTIONS WITH CURRENT GENERAL PARTNER:

Amounts paid to the current General Partner for the quarters ended March 31, 1998 and 1997, are as follow:


     Current General Partner                    Incurred as of  Incurred as of
     -----------------------                    March 31, 1998  March 31, 1997
                                                --------------  --------------
     Management fees                                   $23,645         $23,020
     Restoration fees                                        0              28
     Cash distribution                                   1,372           1,387
     Overhead allowance                                  1,908           1,897
     Leasing commissions                                15,800               0
     Reimbursement for out-of-pocket expenses            1,407           3,425
                                                       -------         -------
                                                       $44,132         $29,757
                                                       =======         =======

8.   NET INVESTMENT IN DIRECT FINANCING LEASES:

The net investment in direct financing leases, which includes the Partnership's specialty leasehold improvement leases, is comprised of the following as of March 31, 1998:


          Minimum lease payments receivable                     $68,882

          Less - Unearned income                                 (5,964)
                                                                -------
               Net investment in direct financing leases        $62,918
                                                                =======


Scheduled future minimum lease payments are as follows:



               Year ending
               December 31,

                   1998                         $29,496
                   1999                          37,860
                   2000                           1,526
                                                -------
                                                $68,882
                                                =======

9.   CONTINGENT LIABILITIES:

According to the Partnership Agreement, as amended, the current General Partner may receive a disposition fee not to exceed 3% of the contract price of the sale of investment properties. Fifty percent (50%) of all such disposition fees earned by the current General Partner is to be escrowed until the aggregate amount of recovery of the funds misappropriated from the Partnerships by the former general partners is greater than $4,500,000. Upon reaching such recovery level, full disposition fees will thereafter be payable and fifty percent (50%) of the previously escrowed amount will be paid to the current General Partner. At such time as the recovery exceeds $6,000,000 in the aggregate, the remaining escrowed disposition fees shall be paid to the current General Partner. If such levels of recovery are not achieved, the current General Partner will contribute the amounts escrowed towards the recovery. In lieu of an escrow, 50% of all such disposition fees have been paid directly to the restoration account and then distributed among the three Partnerships. After surpassing the $4,500,000 recovery level during March 1996, 50% of the amount previously escrowed was refunded to the current General Partner. The remaining amount allocated to the Partnerships may be owed to the current General Partner if the $6,000,000 recovery level is met. As of March 31, 1998, the Partnership may owe the current General Partner $5,189, which is currently reflected as a recovery, if the $6,000,000 recovery level is achieved, which is considered unlikely.

10.  PMA INDEMNIFICATION TRUST:

The Permanent Manager Agreement ("PMA") provides that the Permanent Manager will be indemnified from any claims or expenses arising out of or relating to the Permanent Manager serving in such capacity or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by the Permanent Manager. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership's creditors. An Indemnification Trust ("Trust") serving such purposes has been established at United Missouri Bank, N.A. The Trust has been fully funded with Partnership assets as of

March 31, 1998. Funds are invested in U.S. Treasury securities. In addition, interest totaling $54,095 has been credited to the Trust as of March 31, 1998. The rights of the Permanent Manager to the Trust shall be terminated upon the earliest to occur of the following events: (i) the written release by the Permanent Manager of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against the Permanent Manager and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that the Permanent Manager shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

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

Recoveries realized by the Partnerships are being distributed to each respective partnership on the same basis as the restoration costs are currently being allocated. As of March 31, 1998, the Partnerships recovered a total of approximately $5,726,000 from the former general partners and their affiliates. Of this amount, the Partnership received its pro-rata share in the amount of $739,719. Additionally, $40,347, representing 50% of all previously escrowed disposition fees earned by the General Partner, have been paid to the recovery. Of that amount, $5,189 was allocated to the Partnership and is contingently payable to the General Partner upon achievement of the final recovery level as described in Note 9.

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


13.  FORMER GENERAL PARTNERS' CAPITAL ACCOUNTS:

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

14.  SUBSEQUENT EVENTS:

On May 15, 1998, the Partnership made a distribution to the Limited Partners for the First Quarter 1998 of $435,000 amounting to approximately $17.40 per limited partnership interest.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources:

Investment Properties and Net Investment in Direct Financing Leases

The investment properties, including equipment held by the Partnership at March 31, 1998, were originally purchased at a price, including acquisition costs, of approximately $20,136,000.

The Partnership sold vacant land in Colorado Springs, Colorado, during January 1998, for $235,000, resulting in a gain of $34,000.

The Denny's restaurant (currently BW-3) in Hopkins, Minnesota, was vacated by the tenant in September 1994. The property's lease, however, does not expire until 2013, and the tenant continues to make all payments required by the lease. During March 1995, the tenant executed a lease with a sub-tenant, Stone Creek, Inc., for the property. During the First Quarter of 1997, the tenant, DenAmerica, notified the Partnership that it wants to be released from the lease on this property as well as the Denny's in Beaver Dam, Wisconsin. Management has denied DenAmerica's request to be released from its leasehold obligations.

The net investment in direct financing leases, which includes the Partnership's specialty leasehold improvement leases, amounted to $63,000 at March 31, 1998, compared to $68,000 at December 31, 1997. The decrease of $5,000 was a result of principal payments received during the quarter.

Other Assets

Cash and cash equivalents, held by the Partnership, were $776,000 at March 31, 1998, compared to $644,000 at December 31, 1997. The Partnership designated cash of $435,000 to fund the First Quarter 1998 distributions to Limited Partners, $190,000 for the payment of accounts payable and accrued expenses, and the remainder represents reserves deemed necessary to allow the Partnership to operate normally. Cash generated through the operations of the Partnership's investment properties, sales of investment properties, and any recoveries of misappropriated funds by the former general partners will provide the sources for future fund liquidity and Limited Partner distributions.

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

Due From Former Affiliates, Allowance for Uncollectible Amounts Due From Former Affiliates and Due to Affiliated Partnerships

Due from former affiliates represented misappropriated assets due from the former general partners and their affiliates in the amount of $477,000 at March 31, 1998 and December 31, 1997. It is not expected that any further material recoveries will be received.

The Partnership maintains a record of costs incurred in identifying or recovering the misappropriated assets. These amounts are expensed when incurred, and then recorded on the balance sheet as a restoration cost receivable with a corresponding allowance for such receivable deemed uncollectible. These costs are considered due from the former general partners and their affiliates. Interest has been accrued on the misappropriated funds since January 1, 1993, at a rate of 9% per annum and has been included in the restoration cost receivable. The receivable increased from approximately $1,435,000 at December 31, 1997, to $1,478,000 at March 31, 1998, and includes $828,000 of cumulative accrued interest.

In 1993, the current General Partner estimated an aggregate recovery of $3 million for the Partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the Partnerships based on each Partnership's pro rata share of the total misappropriation. Through March 31, 1998, $5,766,000 of recoveries have been received which exceeded the original estimate of $3 million. As a result, the Partnership has recognized $353,000 as income, which represents its share of the excess recovery. The current General Partner continues to pursue recoveries of the misappropriated funds, however no further significant recoveries are anticipated.

The restoration costs are allocated among the Partnerships based on each Partnership's respective share of the misappropriation as discussed in Note 11 to the financial statements. The allocation is adjusted periodically to reflect any changes in the entire misappropriation. The Partnership's percentage of the allocation was reduced in 1993.

Liabilities

Mortgage notes payable decreased from $474,000 at December 31, 1997, to $222,000 at March 31, 1998, due to monthly principal payments made on the notes as well as the repayment of a $240,000 line of credit from the proceeds of the sale of the land in Colorado.

Accounts payable and accrued expenses at March 31, 1998, amounted to approximately $87,000. The majority of this balance represented accruals of legal and auditing fees as well as an accrued expense for appraisals performed on the Partnership's properties during March.

Real estate taxes payable amounted to $14,000 at March 31, 1998, compared to $23,000 at December 31, 1997. The decrease is primarily a result of amounts accrued for 1997 taxes on vacant properties which were paid in 1998.

Partners' Capital

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

Cash distributions paid to the Limited Partners and to the General Partner during 1998 of $375,000 and $1,372 respectively, have also been made in accordance with the amended Partnership Agreement. The First Quarter 1998 distribution of $435,000 was paid to the Limited Partners on May 15, 1998.

Results of Operations:

The Partnership reported net income for the quarter ended March 31, 1998, in the amount of $341,000 compared to $347,000 for the quarter ended March 31, 1997.

Revenues

Total revenues were $580,000 and $546,000 for the quarters ended March 31, 1998 and 1997, respectively.

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

Expenses

For the quarters ended March 31, 1998 and 1997, cash expenses amounted to approximately 25% and 20% of total revenues, respectively. Total expenses, including non-cash items, amounted to approximately 41% and 36% of total revenues for the quarters ended March 31, 1998 and 1997. The 1998 expenses were negatively impacted by $46,000 in fees incurred for appraisals on all of the properties.

Inflation:

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

Year 2000

The Partnership's operations are not dependent on date sensitive software. The Partnership is not aware of any Year 2000 problems with its current software. Accounting and Partnership records software are owned and operated by third parties who provide services to the Partnership under contract. The

Partnership is currently in the process of evaluating Year 2000 issues with these third party providers. The Partnership believes, however, that even if any Year 2000 problems are not corrected on schedule, the cost and disruption to operations of the Partnership are expected to be minimal.

Tenants are responsible for the operation of any equipment located at the Partnership's properties. While the Partnership is not fully aware of the compliance attainment efforts of its tenants, tenant preparedness for the Year 2000 should have minimal impact on the Partnership and are not expected to be material to the Partnership's operations, financial condition or liquidity.

                          PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

The Partnership is pursuing collection actions against former tenants of the Partnership and/or guarantors of former tenants of the Partnership arising from defaults on their leases. Although the Partnership believes its claims are valid, it is currently unknown whether the Partnerships will receive favorable verdicts or whether any such verdicts will ultimately prove collectible.

Items  2 - 4.

Not Applicable.

Item 5.   Other Information

On April 24, 1998, the Partnership filed a Definitive Consent Statement on
Schedule 14A with the Securities and Exchange Commission in connection with the solicitation of consents by the Partnership to approve the sale of all the Partnership's properties and to subsequently liquidate the Partnership. If the proposed liquidation of the Partnership is approved by a majority of limited partners, it is expected to be completed prior to the end of 1998.

Item 6.   Exhibits and Reports on Form 8-K

(a)  Listing of Exhibits:

     99.0 Correspondence to the Limited Partners dated May 15, 1998, regarding the First Quarter 1998 distribution.

(b)  Report on Form 8-K:

     The Registrant filed no reports on Form 8-K during the first quarter of fiscal year 1998.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DIVALL INSURED INCOME FUND LIMITED PARTNERSHIP



By:    The Provo Group, Inc., General Partner



By:    _________________________________________
       Bruce A. Provo, President


Date:  May 14, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:    The Provo Group, Inc., General Partner



By:    __________________________________________________
       Bruce A. Provo, President


Date:  May 14, 1998



By:    __________________________________________________
       Kristin J. Atkinson
       Vice President - Finance and Administration


Date:  May 14, 1998

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


Date: May 14, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By:  The Provo Group, Inc., General Partner



By:  /s/Bruce A. Provo
     ---------------------------------------------
     Bruce A. Provo, President


Date: May 14, 1998



By:  /s/Kristin J. Atkinson
     --------------------------------------------
     Kristin J. Atkinson
     Vice President - Finance and Administration


Date: May 14, 1998