Form 10-Q
period 1998-06-30
DIVALL INSURED INCOME FUND LTD PARTNERSHIP
filed 1998-08-12
CIK 786974

                                   FORM 10-Q

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended     June 30, 1998
                                    ------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to ________________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No_____

                        PART I - FINANCIAL INFORMATION
                         Item 1. Financial Statements

                DIVALL INSURED INCOME FUND LIMITED PARTNERSHIP

                                BALANCE SHEETS

                      June 30, 1998 and December 31, 1997
                      -----------------------------------

                                    ASSETS

                                                               (Unaudited)
                                                                June 30,         December 31,
                                                                  1998               1997
                                                               -----------       ------------
INVESTMENT PROPERTIES AND EQUIPMENT:(Notes 3 and 6)
     Land                                                      $ 7,108,073        $ 7,308,073
     Buildings and improvements                                 12,075,525         12,075,525
     Equipment                                                     246,896            246,896
     Accumulated depreciation                                   (4,956,401)        (4,781,219)
                                                               -----------        -----------
          Net investment properties and equipment               14,474,093         14,849,275
                                                               -----------        -----------
NET INVESTMENT IN DIRECT FINANCING LEASES: (Note 8)                 54,395             67,943
                                                               -----------        -----------

OTHER ASSETS:
     Cash and cash equivalents                                     657,005            644,274
     Cash held in Indemnification Trust (Note 10)                  307,503            299,456
     Rents and other receivables                                    93,900            147,556
     Deferred rent receivable                                      187,124            189,494
     Prepaid insurance                                               4,963             12,407
     Deferred charges (net of accumulated amortization
       of $78,537 in 1998 and $70,804 in 1997)                     109,766            103,261
                                                               -----------        -----------
          Total other assets                                     1,360,261          1,396,448
                                                               -----------        -----------
DUE FROM FORMER AFFILIATES:(Note 2)
     Due from former general partner affiliates                    477,184            477,184
     Allowance for uncollectible amounts due from
     former affiliates                                            (477,184)          (477,184)
     Restoration cost receivable                                 1,521,952          1,434,662
     Allowance for uncollectible restoration receivable         (1,521,952)        (1,434,662)
                                                               -----------        -----------
          Due from former affiliates, net                                0                  0
                                                               -----------        -----------
          Total assets                                         $15,888,749        $16,313,666
                                                               ===========        ===========

       The accompanying notes are an integral part of these statements.

                DIVALL INSURED INCOME FUND LIMITED PARTNERSHIP

                                BALANCE SHEETS

                      JUNE 30, 1998 AND DECEMBER 31, 1997
                      -----------------------------------

                       LIABILITIES AND PARTNERS' CAPITAL

                                                               (Unaudited)
                                                                June 30,        December 31,
                                                                  1998              1997
                                                              -------------     -------------
LIABILITIES:
     Mortgage notes payable (Note 6)                          $     207,935     $     474,396
     Accounts payable and accrued expenses                           71,910            57,848
     Due to current General Partner                                   1,219             2,351
     Security deposits                                              124,930           124,930
     Real estate taxes payable                                       18,336            22,530
     Unearned rental income                                          53,340            53,869
                                                              -------------     -------------
               Total liabilities                                    477,670           735,924
                                                              -------------     -------------

CONTINGENT LIABILITIES: (Notes 9 and 13)

PARTNERS' CAPITAL: (Notes 1, 4 and 13)
     Current General Partner -
          Cumulative net income                                      68,217            61,758
          Cumulative cash distributions                             (27,364)          (24,773)
                                                              -------------     -------------
                                                                     40,853            36,985
                                                              -------------     -------------
     Limited Partners (25,000 interests outstanding) -
           Capital contributions, net of offering costs          22,270,578        22,270,578
           Cumulative net income                                 13,911,483        13,272,014
           Cumulative cash distributions                        (21,601,741)      (20,791,741)
           Reallocation of former general partners'
             capital                                                789,906           789,906
                                                              -------------     -------------
                                                                 15,370,226        15,540,757
                                                              -------------     -------------
               Total partners' capital                           15,411,079        15,577,742
                                                              -------------     -------------

               Total liabilities and partners' capital        $  15,888,749     $  16,313,666
                                                              =============     =============

       The accompanying notes are an integral part of these statements.

                 DIVALL INSURED INCOME FUND LIMITED PARTNERSHIP

                              STATEMENTS OF INCOME

                                  (UNAUDITED)
                                  -----------

                                                        Three Months Ended     Six Months Ended
                                                      --------------------  ------------------------
                                                            June 30,               June 30,
                                                      --------------------  ------------------------
                                                        1998       1997        1998          1997
                                                      ---------  ---------  ----------    ----------
REVENUES:
     Rental income                                    $510,297   $508,516   $1,034,845    $1,038,238
     Interest income on direct financing leases          1,481      4,635        3,158         9,622
     Interest income                                     8,573      8,889       18,653        18,380
     Other income                                            0        559          307         1,289
     Gain on sale of assets                                  0          0       33,752             0
     Recovery of amounts previously written off          9,465          0       18,930           707
                                                      --------   --------   ----------    ----------
                                                       529,816    522,599    1,109,645     1,068,236
                                                      --------   --------   ----------    ----------
EXPENSES:
     Partnership management fees                        23,895     23,520       47,540        46,540
     Restoration fees                                        0          0            0            28
     Insurance                                           3,722      4,215        7,444         8,725
     General and administrative                         29,360     25,965       48,492        41,048
     Interest                                            4,362     21,403       11,600        43,743
     Expenses incurred due to default by lessee         (1,877)    (5,488)       1,491         7,439
     Real estate taxes                                     142     (3,628)         142        (3,628)
     Professional services                              34,419     21,429       60,646        44,389
     Professional services related to restoration          222      3,143          354         7,295
     Appraisal fees                                          0          0       45,640             0
     Environmental inspections                          36,300          0       36,300             0
     Selling commissions                                     0          0       14,100             0
     Advisory Board fees and expenses                    3,835      2,600        7,053         6,349
     Depreciation                                       87,591     87,715      175,182       175,641
     Amortization                                        3,185      3,077        7,733         5,227
                                                      --------   --------   ----------    ----------
                                                       225,156    183,951      463,717       382,796
                                                      --------   --------   ----------    ----------
NET INCOME                                            $304,660   $338,648   $  645,928    $  685,440
                                                      --------   ========   ==========    ==========
NET INCOME - GENERAL PARTNER                          $  3,047   $  3,386   $    6,459    $    6,854
NET INCOME - LIMITED PARTNERS                          301,613    335,262      639,469       678,586
                                                      --------   --------   ----------    ----------
                                                      $304,660   $338,648   $  645,928    $  685,440
                                                      ========   ========   ==========    ==========
NET INCOME PER LIMITED PARTNERSHIP
 INTEREST, based on 25,000 interests outstanding      $  12.06   $  13.41   $    25.58    $    27.14
                                                      ========   ========   ==========    ==========

        The accompanying notes are an integral part of these statements.

                 DIVALL INSURED INCOME FUND LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                           Six Months Ended June 30,
                                                                           -------------------------
                                                                              1998           1997
                                                                           -----------    ----------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
     Net income                                                            $   645,928    $  685,440
     Adjustments to reconcile net income to net cash provided by operating activities -
          Depreciation and amortization                                        182,915       180,868
          Gain on sale of assets                                               (33,752)            0
          Recovery of amounts previously written off                           (18,930)         (707)
          Interest applied to Indemnification Trust Account                     (8,047)       (7,422)
          (Decrease) in unearned rental income                                    (529)      (35,327)
          (Increase)/Decrease in rents and other receivables                    53,656       (28,904)
          (Increase)/Decrease in deferred rent receivable                        2,370       (89,155)
          Withdrawals for payment of real estate taxes                               0        15,872
          Decrease in prepaid expenses                                           7,444         8,730
          Increase/(Decrease) in accounts payable and accrued expenses          14,062        (6,914)
          (Decrease) in due to General Partner                                  (1,132)      (22,870)
          Increase in accrued interest payable                                       0        26,034
          Increase/(Decrease) in security deposits                                   0        20,000
          (Decrease) in real estate taxes payable                               (4,194)      (55,107)
                                                                           -----------    ----------
               Net cash provided from operating activities                     839,791       690,538
                                                                           -----------    ----------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
     Increase in deferred charges                                              (14,238)      (18,550)
     Investment in building improvements                                             0        (5,000)
     Recoveries from former affiliates                                               0           707
     Proceeds from sale of land                                                233,752             0
     Principal payments received on direct financing leases                     32,478        12,463
                                                                           -----------    ----------
               Net cash provided by (used in) investing activities             251,992       (10,380)
                                                                           -----------    ----------
CASH FLOWS (USED IN) FINANCING ACTIVITIES:
     Principal payments on mortgage notes                                     (266,461)      (92,122)
     Cash distributions to Limited Partners                                   (810,000)     (725,000)
     Cash distributions to current General Partner                              (2,591)       (2,742)
                                                                           -----------    ----------
               Net cash (used in) financing activities                      (1,079,052)     (819,864)
                                                                           -----------    ----------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                                                    12,731      (139,706)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               644,274     1,019,582
                                                                           -----------    ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $   657,005    $  879,876
                                                                           ===========    ==========
SUPPLEMENTAL DISCLOSURE--cash paid for interest                            $    11,600    $   17,709
                                                                           ===========    ==========

The accompanying notes are an integral part of these statements.

                 DIVALL INSURED INCOME FUND LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS


These unaudited interim financial statements should be read in conjunction with DiVall Insured Income Fund Limited Partnership's (the "Partnership") 1997 annual audited financial statements within Form 10-K.

These unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1998, and the results of operations for the three and six-month periods ended June 30, 1998, and 1997, and cash flows for the six-month periods ended June 30, 1998 and 1997. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

The following significant event(s) have occurred subsequent to fiscal year 1997, which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a) (5):

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

The Partnership is currently engaged in the business of owning and operating its investment portfolio (the "Properties") of commercial real estate. The Properties are leased on a triple net basis to, and operated by, franchisors or franchisees of national, regional and local retail chains under long-term leases. The lessees consist of fast-food, family style, and casual/theme restaurants. At June 30, 1998, the Partnership owned 22 properties.

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

2.  REGULATORY INVESTIGATION:
    -------------------------

A preliminary investigation during 1992 by the Office of the Commissioner of Securities for the State of Wisconsin and the Securities and Exchange Commission (the "Investigation"), revealed that during at least the four years ended December 31, 1992, two of the former general partners of the Partnership, Gary
J. DiVall ("DiVall") and Paul E. Magnuson ("Magnuson") had transferred substantial cash assets of the Partnership and two affiliated publicly registered partnerships, DiVall Insured Income Properties 2 Limited Partnership ("DiVall 2") and DiVall Income Properties 3 Limited Partnership ("DiVall 3") (collectively the "Partnerships") to various other entities previously sponsored by or otherwise affiliated with DiVall and Magnuson. The unauthorized transfers were in violation of the respective Partnership Agreements and resulted in part, from material weaknesses in the internal control system of the Partnerships. The aggregate amount of the misappropriation, related costs, and 9% interest accrued since January 1, 1993, is in excess of $15,400,000, of which approximately $1,999,000 has been attributed to the Partnership and is reflected as due from former affiliates on the balance sheet at June 30, 1998. The 9% interest accrued as of June 30, 1998, amounted to approximately $872,000 and is not reflected in the accompanying income statement. As of December 31, 1997, $1,912,000 was reflected as due from former affiliates based on the estimated overall misappropriation and related costs of $14,800,000.

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

In 1993, the current General Partner estimated an aggregate recovery of $3 million for the Partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the Partnerships based on each Partnership's pro rata share of the total misappropriation. Through June 30, 1998, $5,766,000 of recoveries have been received which exceeded the original estimate of $3 million. As a result, the Partnership has recognized $353,000 as income, which represents its share of the excess recovery. The current General Partner continues to pursue recoveries of the misappropriated funds, however, no further significant recoveries are anticipated.

3.  INVESTMENT PROPERTIES:
    ----------------------

As of June 30, 1998, the Partnership owned 22 fully constructed fast-food restaurants. The restaurants are comprised of the following: one (1) Chi Chi's Mexican restaurant, four (4) Taco Cabana restaurants, five (5) Denny's restaurants, seven (7) Popeye's Famous Fried Chicken restaurants, one (1) Hardee's restaurant, one (1) BW-3 restaurant, one (1) Fazoli's restaurant, one
(1) Rio Bravo restaurant, and one (1) BJ's Market and Bakery. The 22 properties are located in seven (7) states.

The undeveloped land that was located in Colorado Springs, Colorado, was originally purchased in contemplation of constructing and leasing a Rocky Rococo's restaurant. The land was purchased from a former affiliate of the Partnership in 1987. As part of the purchase, the former affiliate agreed to reimburse the Partnership for any costs to carry the property while the land remained unimproved and nonearning. The construction never commenced and the former affiliate has not fully reimbursed the Partnership for its costs. The unreimbursed costs include guaranteed monthly rent, real estate taxes, insurance, and additional items required to maintain the property. At December 31, 1997, these costs totaled approximately $310,000 and are not reflected in the Partnership's financial statements. The land was originally purchased for $356,549 and had an adjusted carrying value of $200,000. The property was sold during January 1998 for $235,000, resulting in a gain, before disposition fees, of $34,000.

The Denny's restaurant (currently BW-3) in Hopkins, Minnesota, was vacated by the tenant in September 1994. The property's lease, however, does not expire until 2013. During March 1995, the tenant executed a lease with a sub-tenant, Stone Creek, Inc., for the property. During the First Quarter of 1997, the tenant, DenAmerica, notified the Partnership that it wants to be released from the lease on this property as well as the Denny's in Beaver Dam, Wisconsin. Management has denied DenAmerica's request to be released from its leasehold obligations.

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

The leases on the Partnerships' Popeye's properties were renegotiated effective April 1, 1998, resulting in annual rents which are $20,000 higher than the original leases called for without adjusting existing percentage rent breakpoints. Additionally, a five-year extension was granted on the leases.

6.  MORTGAGE NOTE PAYABLE:
    ----------------------

At June 30, 1998, the mortgage note payable consists of the following:

             Outstanding
          Principal Balance      Interest Rate      Maturity Date
          -------------------------------------------------------

          a.       $207,935              prime     September 2001
                   ========



     a. In September 1997, the Partnership entered into a promissory note agreement with Missouri Bank and Trust Company of Kansas City, in the amount of $247,998. The proceeds of the loan were used to repay a loan from Bank One which had matured. The note bears interest at the referenced prime rate, as defined. Principal and interest are paid in monthly installments of $6,126 until September 2001. The note is secured by a mortgage on a Denny's restaurant located in Beaver Dam, Wisconsin, with a net book value at June 30, 1998 of $431,521.

          Scheduled maturities of  the note payable are as follows:

               Year ending
               December 31,
                   1998         $ 29,235
                   1999           60,619
                   2000           65,977
                   2001           52,104
                                --------
                                $207,935
                                ========

7.   TRANSACTIONS WITH CURRENT GENERAL PARTNER:
     ------------------------------------------

Amounts paid to the current General Partner for the six months ended June 30, 1998 and 1997, are as follows:

                                             Incurred as of     Incurred as of
Current General Partner                      June 30, 1998      June 30, 1997
-----------------------                      --------------     --------------
Management fees                                     $47,540            $46,540
Restoration fees                                          0                 28
Cash distribution                                     2,591              2,742
Overhead allowance                                    3,835              3,795
Leasing Commissions                                  14,238                  0
Reimbursement for out-of-pocket expenses             11,045              6,603
                                                    -------            -------
                                                    $79,249            $59,708
                                                    =======            =======

8.   NET INVESTMENT IN DIRECT FINANCING LEASES:
     ------------------------------------------

The net investment in direct financing leases, which includes the Partnership's specialty leasehold improvement leases, is comprised of the following as of June 30, 1998:

          Minimum lease payments receivable                   $58,879
          Less - Unearned income                               (4,484)
                                                              -------
                Net investment in direct financing leases     $54,395
                                                              =======

Scheduled future minimum lease payments are as follows:

           Year ending
          December 31,
                          1998                                $19,493
                          1999                                 37,860
                          2000                                  1,526
                                                              -------
                                                              $58,879
                                                              =======


9.   CONTINGENT LIABILITIES:
     ----------------------

According to the Partnership Agreement, as amended, the current General Partner may receive a disposition fee not to exceed 3% of the contract price of the sale of investment properties. Fifty percent (50%) of all such disposition fees earned by the current General Partner is to be escrowed until the aggregate amount of recovery of the funds misappropriated from the Partnerships by the former general partners is greater than $4,500,000. Upon reaching such recovery level, full disposition fees will thereafter be payable and fifty percent (50%) of the previously escrowed amount will be paid to the current General Partner. At such time as the recovery exceeds $6,000,000 in the aggregate, the remaining escrowed disposition fees shall be paid to the current General Partner. If such levels of recovery are not achieved, the current General Partner will contribute the amounts escrowed towards the recovery. In lieu of an escrow, 50% of all such disposition fees have been paid directly to the restoration account and then distributed among the three Partnerships. After surpassing the $4,500,000 recovery level during March 1996, 50% of the amount previously escrowed was refunded to the current General Partner. The remaining amount allocated to the Partnerships may be owed to the current General Partner if the $6,000,000 recovery level is met. As of June 30, 1998, the Partnership may owe the current General Partner $5,189, which is currently reflected as a recovery, if the $6,000,000 recovery level is achieved, which is considered unlikely.

10.  PMA INDEMNIFICATION TRUST:
     --------------------------

The Permanent Manager Agreement ("PMA") provides that the Permanent Manager will be indemnified from any claims or expenses arising out of or relating to the Permanent Manager serving in such capacity or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by the Permanent Manager. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership's creditors. An Indemnification Trust ("Trust") serving such purposes has been established at United Missouri Bank, N.A. The Trust has been fully funded with Partnership assets as of June 30, 1998. Funds are invested in U.S. Treasury securities. In addition, interest totaling $57,503 has been credited to the Trust as of June 30, 1998. The rights of the Permanent Manager to the Trust shall be terminated upon the earliest to occur of the following events: (i) the written release by the Permanent Manager of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against the Permanent Manager and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that the Permanent Manager shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. At such time as the indemnity provisions expire or the full indemnity is paid, any funds remaining in the Trust will revert back to the general funds of the Partnership.

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

Recoveries realized by the Partnerships are being distributed to each respective partnership on the same basis as the restoration costs are currently being allocated. As of June 30, 1998, the Partnerships recovered a total of approximately $5,726,000 from the former general partners and their affiliates. Of this amount, the Partnership received its pro-rata share in the amount of $739,719. Additionally, $40,347, representing 50% of all previously escrowed disposition fees earned by the General Partner, have been paid to the recovery. Of that amount, $5,189 was allocated to the Partnership and is contingently payable to the General Partner upon achievement of the final recovery level as described in Note 9.

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

In 1993 nineteen (19) of the Private Partnerships sought the protection of the Bankruptcy Court in the Eastern District of Wisconsin. Seven (7) of these bankruptcies were voluntary and twelve (12) of these bankruptcies were involuntary. Several of the Private Partnerships seeking bankruptcy owe promissory notes to DiVall, Magnuson, or entities owned by them, in which the Partnership has a security interest. These cases were subsequently transferred to the Western District Bankruptcy Court located in Madison, Wisconsin.

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

14.  SUBSEQUENT EVENTS:
     ------------------

On August 15, 1998, the Partnership made a distribution to the Limited Partners for the Second Quarter 1998 of $300,000 amounting to approximately $12.00 per limited partnership interest.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources:
--------------------------------

Investment Properties and Net Investment in Direct Financing Leases
-------------------------------------------------------------------

The investment properties, including equipment held by the Partnership at June 30, 1998, were originally purchased at a price, including acquisition costs, of approximately $20,136,000.

The Partnership sold the vacant land in Colorado Springs, Colorado, during January 1998 for $235,000, resulting in a gain of $34,000.

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

The net investment in direct financing leases, which includes the Partnership's specialty leasehold improvement leases, amounted to $54,000 at June 30, 1998, compared to $68,000 at December 31, 1997. The decrease of $14,000 was a result of principal payments received.

Other Assets
------------

Cash and cash equivalents held by the Partnership, were $657,000 at June 30, 1998, compared to $644,000 at December 31, 1997. The Partnership designated cash of $300,000 to fund the Second Quarter 1998 distributions to Limited Partners, $203,000 for the payment of accounts payable and accrued expenses, and the remainder represents reserves deemed necessary to allow the Partnership to operate normally. Cash generated through the operations of the Partnership's investment properties and sales of investment properties will provide the sources for future fund liquidity and Limited Partner distributions.

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

Due From Former Affiliates and Allowance for Uncollectible Amounts Due From
---------------------------------------------------------------------------
Former Affiliates
-----------------

Due from former affiliates represented misappropriated assets due from the former general partners and their affiliates in the amount of $477,000 at June 30, 1998 and December 31, 1997. It is not expected that any further material recoveries will be received.

The Partnership maintains a record of costs incurred in identifying or recovering the misappropriated assets. These amounts are expensed when incurred, and then recorded on the balance sheet as a restoration cost receivable with a corresponding allowance for such receivable deemed uncollectible. These costs are considered due from the former general partners and their affiliates. Interest has been accrued on the misappropriated funds since January 1, 1993, at a rate of 9% per annum and has been included in the restoration cost receivable. The receivable increased from approximately $1,435,000 at December 31, 1997, to $1,522,000 at June 30, 1998, and includes
$872,000 of cumulative accrued interest.

In 1993, the current General Partner estimated an aggregate recovery of $3 million for the Partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the Partnerships based on each Partnership's pro rata share of the total misappropriation. Through June 30, 1998, $5,766,000 of recoveries have been received which exceeded the original estimate of $3 million. As a result, the Partnership has recognized $353,000 as income, which represents its share of the excess recovery. The current General Partner continues to pursue recoveries of the misappropriated funds, however, no further significant recoveries are anticipated.

The restoration costs are allocated among the Partnerships based on each Partnership's respective share of the misappropriation as discussed in Note 11 to the financial statements. The allocation is adjusted periodically to reflect any changes in the entire misappropriation. The Partnership's percentage of the allocation was reduced in 1993.

Liabilities
-----------

Mortgage notes payable decreased from $474,000 at December 31, 1997, to $208,000 at June 30, 1998, due to monthly principal payments made on the notes as well as the repayment of a $240,000 line of credit from the proceeds of the sale of the land in Colorado.

Accounts payable and accrued expenses at June 30, 1998, amounted to approximately $72,000. The majority of this balance represented accruals of legal and auditing fees, as well as an accrual for environmental inspections being performed on the Partnership's properties.

Real estate taxes payable amounted to $18,000 at June 30, 1998, compared to $23,000 at December 31, 1997. The decrease is primarily a result of amounts accrued for 1997 taxes on vacant properties which were paid in 1998.

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

Cash distributions paid to the Limited Partners and to the General Partner during 1998 of $810,000 and $2,591, respectively, have also been made in accordance with the amended Partnership Agreement. The Second Quarter 1998 distribution of $300,000 was paid to the Limited Partners on August 15, 1998.

Results of Operations:
----------------------

The Partnership reported net income for the quarter ended June 30, 1998, in the amount of $305,000 compared to $339,000 for the quarter ended June 30, 1997.
For the six months ended June 30, 1998 and 1997, net income totaled $646,000 and $685,000, respectively.

Revenues
--------

Total revenues were $530,000 and $523,000 for the quarters ended June 30, 1998 and 1997, respectively, and were $1,110,000 and $1,068,000 for the six months ended June 30, 1998 and 1997, respectively.

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

Expenses
--------

For the quarters ended June 30, 1998 and 1997, cash expenses amounted to approximately 25% and 18% of total revenues, respectively. For the six months ended June 30, 1998 and 1997, cash expenses totaled 25% and 19%, respectively. Total expenses, including non-cash items, amounted to approximately 42% and 35% of total revenues for the quarters ended June 30, 1998 and 1997 and totaled 42% and 36% for the six months ended June 30, 1998 and 1997. The 1998 expenses were negatively impacted by $46,000 in fees incurred for appraisals and $36,000 for environmental inspections on all of the properties in connection with the proposed liquidation.

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

Item 1.  Legal Proceedings

The Partnership is pursuing collection actions against former tenants of the Partnership and/or guarantors of former tenants of the Partnership arising from defaults on their leases. Although the Partnership believes its claims are valid, it is currently unknown whether the Partnerships will receive favorable verdicts on whether any such verdicts will ultimately prove collectible.

Items 2-3.

Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

As outlined in the consent statement to Limited Partners dated April 24, 1998 (the "Consent Statement"), The Provo Group, Inc. ("General Partner") has solicited on behalf of DiVall Insured Income Fund Limited Partnership (the "Partnership"), the consent of the Limited Partners to sell the Partnership's remaining properties and to liquidate the Partnership. Pursuant to the Partnership's Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement"), Limited Partners holding more than 50% of the Partnership's interests ("Units") are required to approve the liquidation. As of May 31, 1998, the last day in which Limited Partners' responses could be counted, the Partnership had received the following votes:


                VOTE                  UNITS      PERCENT OF
                                                   TOTAL
          For                       17,066.01      68.264%
          Against                      336.50       1.346%
          Abstain                      528.00       2.112%
          No Vote Received           7,069.49      28.278%
                                    ---------      ------
          Total:                    25,000.00      100.00%
                                    =========      ======

Reference is made to the definitive Consent Statement filed with the Securities and Exchange Commission on April 27, 1998.

Item 5.

Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

(a)    Listing of Exhibits:

       99.0 Correspondence to the Limited Partners dated August 15, 1998, regarding the Second Quarter 1998 distribution.

(b)    Report on Form 8-K:

       The Registrant filed no reports on Form 8-K during the second quarter of fiscal year 1998.

(c)    27  Financial data Schedule

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


Date: August 14, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:  The Provo Group, Inc., General Partner



By:  __________________________________________________
     Bruce A. Provo, President


Date: August 14, 1998



By:  __________________________________________________
     Kristin J. Atkinson
     Vice President - Finance and Administration


Date: August 14, 1998

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


Date: August 14, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By:  The Provo Group, Inc., General Partner



By:  /s/Bruce A. Provo
     ---------------------------------------------
     Bruce A. Provo, President


Date: August 14, 1998



By:  /s/Kristin J. Atkinson
     --------------------------------------------
     Kristin J. Atkinson
     Vice President - Finance and Administration


Date: August 14, 1998