Form 10-Q
period 1998-09-30
DIVALL INSURED INCOME FUND LTD PARTNERSHIP
filed 1998-11-12
CIK 786974

                                   FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended     September 30, 1998
                                    ---------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to _______________

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

                                 BALANCE SHEETS

                    September 30, 1998 and December 31, 1997
                    ----------------------------------------

                                     ASSETS

                                                           (Unaudited)
                                                          September 30,   December 31,
                                                               1998           1997
                                                          -------------   ------------
INVESTMENT PROPERTIES AND EQUIPMENT: (Notes 3 and 6)
     Land                                                  $ 7,108,073    $ 7,308,073
     Buildings and improvements                             12,075,525     12,075,525
     Equipment                                                 246,896        246,896
     Accumulated depreciation                               (5,043,991)    (4,781,219)
                                                           -----------    -----------

          Net investment properties and equipment           14,386,503     14,849,275
                                                           -----------    -----------

NET INVESTMENT IN DIRECT FINANCING LEASES: (Note 8)             45,647         67,943
                                                           -----------    -----------

OTHER ASSETS:
     Cash and cash equivalents                                 727,639        644,274
     Cash held in Indemnification Trust (Note 10)              312,782        299,456
     Rents and other receivables                                22,050        147,556
     Deferred rent receivable                                  185,939        189,494
     Prepaid insurance                                           1,241         12,407
     Deferred charges (net of accumulated amortization
       of $81,050 in 1998 and $70,804 in 1997)                 107,253        103,261
                                                           -----------    -----------

          Total other assets                                 1,356,904      1,396,448
                                                           -----------    -----------

DUE FROM FORMER AFFILIATES: (Note 2)
     Due from former general partner affiliates                477,184        477,184
     Allowance for uncollectible amounts due from
       former affiliates                                      (477,184)      (477,184)
     Restoration cost receivable                             1,567,700      1,434,662
     Allowance for uncollectible restoration receivable     (1,567,700)    (1,434,662)
                                                           -----------    -----------
          Due from former affiliates, net                            0              0
                                                           -----------    -----------

          Total assets                                     $15,789,054    $16,313,666
                                                           ===========    ===========

       The accompanying notes are an integral part of these statements.

                 DIVALL INSURED INCOME FUND LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                    September 30, 1998 and December 31, 1997
                    ----------------------------------------

                       LIABILITIES AND PARTNERS' CAPITAL

                                                             (Unauduted)
                                                            September 30,   December 31,
                                                                1998           1997
                                                            -------------   ------------

LIABILITIES:
     Mortgage notes payable (Note 6)                        $    193,815    $    474,396
     Accounts payable and accrued expenses                        42,791          57,848
     Due to current General Partner                                  930           2,351
     Security deposits                                           124,930         124,930
     Real estate taxes payable                                    26,536          22,530
     Unearned rental income                                       57,500          53,869
                                                            ------------    ------------

          Total liabilities                                      446,502         735,924
                                                            ------------    ------------

CONTINGENT LIABILITIES: (Notes 9 and 13)

PARTNERS' CAPITAL:(Notes 1, 4 and 13)
     Current General Partner -
          Cumulative net income                                   70,541          61,758
          Cumulative cash distributions                          (28,294)        (24,773)
                                                            ------------    ------------
                                                                  42,247          36,985
                                                            ------------    ------------
     Limited Partners (25,000 interests outstanding) -
          Capital contributions, net of offering costs        22,270,578      22,270,578
          Cumulative net income                               14,141,562      13,272,014
          Cumulative cash distributions                      (21,901,741)    (20,791,741)
          Reallocation of former
            general partners' capital                            789,906         789,906
                                                            ------------    ------------
                                                              15,300,305      15,540,757
                                                            ------------    ------------
               Total partners' capital                        15,342,552      15,577,742
                                                            ------------    ------------

               Total liabilities and partners' capital      $ 15,789,054    $ 16,313,666
                                                            ============    ============

       The accompanying notes are an integral part of these statements.

                 DIVALL INSURED INCOME FUND LIMITED PARTNERSHIP

                              STATEMENTS OF INCOME

                                  (Unaudited)
                                  -----------

                                                      Three Months Ended    Nine Months Ended
                                                      ------------------  ----------------------
                                                         September 30,        September 30,
                                                         -------------        -------------
                                                        1998      1997       1998        1997
                                                      --------  --------  ----------  ----------
REVENUES:
     Rental income                                    $444,590  $532,897  $1,479,435  $1,571,135
     Interest income on direct financing leases          1,279     4,274       4,437      13,896
     Interest income                                    10,867    12,024      29,520      30,404
     Other income                                           17     2,115         324       3,404
     Gain on sale of assets                                  0         0      33,752           0
     Recovery of amounts previously written off          9,465         0      28,395         707
                                                      --------  --------  ----------  ----------

                                                       466,218   551,310   1,575,863   1,619,546
                                                      --------  --------  ----------  ----------

EXPENSES:
     Partnership management fees                        23,895    23,520      71,435      70,060
     Restoration fees                                        0         0           0          28
     Insurance                                           3,723     4,142      11,167      12,867
     General and administrative                          9,032    10,654      57,524      51,702
     Interest                                            4,260    20,115      15,860      63,858
     Expenses incurred due to default by lessee          7,127     6,815       8,618      14,254
     Real estate taxes                                       0         0         142      (3,628)
     Professional services                              42,657    24,183     103,303      68,572
     Professional services related to restoration           83     1,363         407       8,658
     Appraisal fees                                          0         0      45,640           0
     Environmental inspections                               0         0      36,300           0
     Land title surveys                                 49,600         0      49,600           0
     Selling commissions                                     0         0      14,100           0
     Advisory Board fees and expenses                    3,364     3,603      10,417       9,952
     Depreciation                                       87,591    87,591     262,773     263,232
     Amortization                                        2,483     3,076      10,246       8,303
                                                      --------  --------  ----------  ----------
                                                       233,815   185,062     697,532     567,858
                                                      --------  --------  ----------  ----------

NET INCOME                                            $232,403  $366,248  $  878,331  $1,051,688
                                                      ========  ========  ==========  ==========

NET INCOME - GENERAL PARTNER                          $  2,324  $  3,662  $    8,783  $   10,517

NET INCOME - LIMITED PARTNERS                          230,079   362,586     869,548   1,041,171
                                                      --------  --------  ----------  ----------

                                                      $232,403  $366,248  $  878,331  $1,051,688
                                                      ========  ========  ----------  ==========
NET INCOME PER LIMITED PARTNERSHIP
INTEREST, based on 25,000 interests outstanding          $9.20    $14.50      $34.78      $41.65
                                                      ========  ========  ==========  ==========

        The accompanying notes are an integral part of these statements.

                 DIVALL INSURED INCOME FUND LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                  (Unaudited)
                                  -----------

                                                                            Nine Months Ended September 30,
                                                                            -------------------------------
                                                                                1998             1997
                                                                              -----------      -----------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
     Net income                                                               $   878,331      $ 1,051,688
     Adjustments to reconcile net income to net cash provided by operating activities -
          Depreciation and amortization                                           273,019          271,535
          Gain on sale of assets                                                  (33,752)               0
          Recovery of amounts previously written off                              (28,395)            (707)
          Interest applied to Indemnification Trust Account                       (13,326)         (11,761)
          Increase/(Decrease) in unearned rental income                             3,631          (40,760)
          (Increase)/Decrease in rents and other receivables                      125,506           (5,218)
          (Increase)/Decrease in deferred rent receivable                           3,555          (99,769)
          Withdrawals for payment of real estate taxes                                  0           18,048
          Decrease in prepaid expenses                                             11,166           12,872
          Increase/(Decrease) in accounts payable and accrued expenses            (15,058)          (7,056)
          (Decrease) in due to General Partner                                     (1,421)         (24,818)
          Increase in accrued interest payable                                          0           39,267
          Increase/(Decrease) in security deposits                                      0           20,000
          Increase/(Decrease) in real estate taxes payable                          4,006          (56,564)
                                                                              -----------      -----------
               Net cash provided from operating activities
                                                                                1,207,262        1,166,757
                                                                              -----------      -----------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
     Increase in deferred charges                                                 (14,238)         (19,791)
     Investment in building improvements                                                0           (5,000)
     Recoveries from former affiliates                                                  0              707
     Proceeds from sale of land                                                   233,752                0
     Principal payments received on direct financing leases                        50,691           42,893
                                                                              -----------      -----------
               Net cash provided by investing activities
                                                                                  270,205           18,809
                                                                              -----------      -----------
CASH FLOWS (USED IN) FINANCING ACTIVITIES:
     Principal payments on mortgage notes                                        (280,581)        (167,431)
     Cash distributions to Limited Partners                                    (1,110,000)      (1,100,000)
     Cash distributions to current General Partner                                 (3,521)          (4,199)
                                                                              -----------      -----------

               Net cash (used in) financing activities                         (1,394,102)      (1,271,630)
                                                                              -----------      -----------
NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                                        83,365          (86,064)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  644,274        1,019,582
                                                                              -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $   727,639      $   933,518
                                                                              ===========      ===========

SUPPLEMENTAL DISCLOSURE--cash paid for interest                               $    15,860      $    24,591
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

These unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1998, and the results of operations for the three and nine-month periods ended September 30, 1998, and 1997, and cash flows for the nine-month periods ended September 30, 1998 and 1997. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

The following significant event(s) have occured subsequent to fiscal year 1997, which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a) (5):

During the First Quarter of 1998, the Partnership sold undeveloped land in Colorado Springs, Colorado for $235,000. The sale took place in January 1998, and resulted in a gain, before disposition fees, of $34,000.

The Partnership sold all of its investment properties during October 1998, and plans to liquidate and be dissolved by December 31, 1998.

1.  ORGANIZATION AND BASIS OF ACCOUNTING:
    -------------------------------------

The Partnership was formed on November 29, 1985, pursuant to the Uniform Limited Partnership Act of the State of Wisconsin. The initial capital which was contributed during 1986, consisted of $110, representing aggregate capital contributions of $100 by the former general partners and $10 by the Initial Limited Partner. The Partnership initially offered 15,000 additional limited partnership interests ("Interests") at $1,000 per Interest. Subsequently, the former general partners exercised their option to increase the offering to 25,000 Interests. The offering closed on March 16, 1988 at which point 25,000 Interests had been sold, resulting in the receipt by the Partnership of offering proceeds of $22,270,578, net of offering costs and after volume discounts.

The Partnership has been engaged in the business of owning and operating its investment portfolio (the "Properties") of commercial real estate. The Properties are leased on a triple net basis to, and operated by, franchisors or franchisees of national, regional and local retail chains under long-term leases. The lessees consist of fast-food, family style, and casual/theme restaurants. At September 30, 1998, the Partnership owned 22 properties.

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

2.  REGULATORY INVESTIGATION:
    -------------------------

A preliminary investigation during 1992 by the Office of the Commissioner of Securities for the State of Wisconsin and the Securities and Exchange Commission (the "Investigation"), revealed that during at least the four years ended December 31, 1992, two of the former general partners of the Partnership, Gary
J. DiVall ("DiVall") and Paul E. Magnuson ("Magnuson") had transferred substantial cash assets of the Partnership and two affiliated publicly registered partnerships, DiVall Insured Income Properties 2 Limited Partnership ("DiVall 2") and DiVall Income Properties 3 Limited Partnership ("DiVall 3") (collectively the "Partnerships") to various other entities previously sponsored by or otherwise affiliated with DiVall and Magnuson. The unauthorized transfers were in violation of the respective Partnership Agreements and resulted in part, from material weaknesses in the internal control system of the Partnerships. The aggregate amount of the misappropriation, related costs, and 9% interest accrued since January 1, 1993, is in excess of $15,800,000, of which approximately $2,045,000 has been attributed to the Partnership and is reflected as due from former affiliates on the balance sheet at September 30, 1998. The 9% interest accrued as of September 30, 1998, amounted to approximately $918,000 and is not reflected in the accompanying income statement. As of December 31, 1997, $1,912,000 was reflected as due from former affiliates based on the estimated overall misappropriation and related costs of $14,800,000.

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

In 1993, the current General Partner estimated an aggregate recovery of $3 million for the Partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the Partnerships based on each Partnership's pro rata share of the total misappropriation. Through September 30, 1998, $5,766,000 of recoveries have been received which exceeded the original estimate of $3 million. As a result, the Partnership has recognized $353,000 as income, which represents its share of the excess recovery. The current General Partner continues to pursue recoveries of the misappropriated funds, however, no further significant recoveries are anticipated.

3.  INVESTMENT PROPERTIES:
    ----------------------

As of September 30, 1998, the Partnership owned 22 fully constructed fast-food restaurants. The restaurants are comprised of the following: one (1) Chi Chi's Mexican restaurant, four (4) Taco Cabana restaurants, five (5) Denny's restaurants, seven (7) Popeye's Famous Fried Chicken restaurants, one (1) Hardee's restaurant, one (1) BW-3 restaurant, one (1) Fazoli's restaurant, one
(1) Rio Bravo restaurant, and one (1) BJ's Market and Bakery. The 22 properties are located in seven (7) states. All of the 22 investment properties were sold during October 1998, for $17,780,000, resulting in a net gain of approximately $3.4 million.

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

Several of the Partnership's property leases contain purchase option provisions with stated purchase prices in excess of the original cost of the properties. The current General Partner is unaware of any unfavorable purchase options in relation to current book value.

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

6.  MORTGAGE NOTE PAYABLE:
    ----------------------

At September 30, 1998, the mortgage note payable consists of the following:

             Outstanding
          Principal Balance  Interest Rate  Maturity Date
          -----------------------------------------------
          a.    $193,815         prime     September 2001
                ========

     a. In September 1997, the Partnership entered into a promissory note agreement with Missouri Bank and Trust Company of Kansas City, in the amount of $247,998. The proceeds of the loan were used to repay a loan from Bank One which had matured. The note bears interest at the referenced prime rate, as defined. Principal and interest are paid in monthly installments of $6,126 until September 2001. The note is secured by a mortgage on a Denny's restaurant located in Beaver Dam, Wisconsin, with a net book value at September 30, 1998 of $431,521.

          Scheduled maturities of  the note payable are as follows:

                Year ending
                December 31,
                    1998          $ 15,115
                    1999            60,619
                    2000            65,977
                    2001            52,104
                                  --------
                                  $193,815
                                  ========

     The note was paid in full in October 1998 with the proceeds from the property sale.

7.  TRANSACTIONS WITH CURRENT GENERAL PARTNER:
    ------------------------------------------

Amounts paid to the current General Partner for the nine months ended September 30, 1998 and 1997, are as follows:

     Current General Partner                Incurred as of  Incurred as of
     -----------------------                 September 30,   September 30,
                                            --------------  --------------
                                                 1998            1997
                                                 ----            ----
Management fees                                   $ 71,435         $70,060
Restoration fees                                         0              28
Cash distribution                                    3,521           4,199
Overhead allowance                                   5,763           5,692
Leasing Commissions                                 14,238               0
Reimbursement for out-of-pocket expenses            15,417           8,839
                                                  --------         -------
                                                  $110,374         $88,818
                                                  ========         =======

8.  NET INVESTMENT IN DIRECT FINANCING LEASES:
    ------------------------------------------

The net investment in direct financing leases, which includes the Partnership's specialty leasehold improvement leases, is comprised of the following as of September 30, 1998:

          Minimum lease payments receivable                 $48,852

          Less - Unearned income                             (3,205)
                                                            -------

               Net investment in direct financing leases    $45,647
                                                            =======

Scheduled future minimum lease payments are as follows:

               Year ending
               December 31,
                   1998                     $ 9,466
                   1999                      37,860
                   2000                       1,526
                                            -------
                                            $48,852
                                            =======

The direct financing leases were transferred to the buyer of the Partnership's properties during October 1998.

9.  CONTINGENT LIABILITIES:
    ----------------------

According to the Partnership Agreement the current General Partner may receive a disposition fee not to exceed 3% of the contract price of the sale of investment properties. Fifty percent (50%) of all such disposition fees earned by the current General Partner is to be escrowed until the aggregate amount of recovery of the funds misappropriated from the Partnerships by the former general partners is greater than $4,500,000. Upon reaching such recovery level, full disposition fees will thereafter be payable and fifty percent (50%) of the previously escrowed amount will be paid to the current General Partner. At such time as the recovery exceeds $6,000,000 in the aggregate, the remaining escrowed disposition fees shall be paid to the current General Partner. If such levels of recovery are not achieved, the current General Partner will contribute the amounts escrowed towards the recovery. In lieu of an escrow, 50% of all such disposition fees have been paid directly to the restoration account and then distributed among the three Partnerships. After surpassing the $4,500,000 recovery level during March 1996, 50% of the amount previously escrowed was refunded to the current General Partner. The remaining amount allocated to the Partnerships may be owed to the current General Partner if the $6,000,000 recovery level is met. As of September 30, 1998, the Partnership may owe the current General Partner $5,189, which is currently reflected as a recovery, if the $6,000,000 recovery level is achieved, which is considered unlikely.

10.  PMA INDEMNIFICATION TRUST:
     --------------------------

PMA provides that the Permanent Manager will be indemnified from any claims or expenses arising out of or relating to the Permanent Manager serving in such capacity or as substitute general partner, so long as such claims do not arise from fraudulent or criminal misconduct by the Permanent Manager. The PMA provides that the Partnership fund this indemnification obligation by establishing a reserve of up to $250,000 of Partnership assets which would not be subject to the claims of the Partnership's creditors. An Indemnification Trust ("Trust") serving such purposes has been established at United Missouri Bank, N.A. The Trust has been fully funded with Partnership assets as of September 30, 1998. Funds are invested in U.S. Treasury securities. In addition, interest totaling $62,782 has been credited to the Trust as of September 30, 1998. The rights of the Permanent Manager to the Trust shall be terminated upon the earliest to occur of the following events: (i) the written release by the Permanent Manager of any and all interest in the Trust; (ii) the expiration of the longest statute of limitations relating to a potential claim which might be brought against the Permanent Manager and which is subject to indemnification; or (iii) a determination by a court of competent jurisdiction that the Permanent Manager shall have no liability to any person with respect to a claim which is subject to indemnification under the PMA. During October 1998, the Trust was terminated in connection with the Partnership's liquidation and all funds were deposited into the general funds of the Partnership.

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

Recoveries realized by the Partnerships are being distributed to each respective partnership on the same basis as the restoration costs are currently being allocated. As of September 30, 1998, the Partnerships recovered a total of approximately $5,726,000 from the former general partners and their affiliates. Of this amount, the Partnership received its pro-rata share in the amount of $739,719. Additionally, $40,347, representing 50% of all previously escrowed disposition fees earned by the General Partner, have been paid to the recovery. Of that amount, $5,189 was allocated to the Partnership and is contingently payable to the General Partner upon achievement of the final recovery level as described in Note 9.

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

14.  SUBSEQUENT EVENTS:
     ------------------

On October 1998, the Partnership sold all of its 22 properties to U.S. Restaurant Properties, L.P. for $17,780,000, resulting in a net gain of approximately $3.4 million.

On November 15, 1998, the Partnership made a distribution to the Limited Partners for the Third Quarter 1998 of $400,000 amounting to approximately $16.00 per limited partnership interest.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources:
--------------------------------

Investment Properties and Net Investment in Direct Financing Leases
-------------------------------------------------------------------

The investment properties, including equipment held by the Partnership at September 30, 1998, were originally purchased at a price, including acquisition costs, of approximately $20,136,000. The Partnership sold all of its investment properties during October 1998, for $17,780,000, resulting in a net gain of approximately $3.4 million.

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

The net investment in direct financing leases, which includes the Partnership's specialty leasehold improvement leases, amounted to $46,000 at September 30, 1998, compared to $68,000 at December 31, 1997. The decrease of $22,000 was a result of principal payments received. These leases were transferred to the buyer of the Partnership's properties during October 1998.

Other Assets
------------

Cash and cash equivalents held by the Partnership, were $728,000 at September 30, 1998, compared to $644,000 at December 31, 1997. The Partnership designated cash of $400,000 to fund the Third Quarter 1998 distributions to Limited Partners, $168,000 for the payment of accounts payable and accrued expenses, and the remainder represents reserves deemed necessary to allow the Partnership to operate normally. Cash generated through the operations of the Partnership's investment properties and sales of investment properties will provide the sources for future fund liquidity and Limited Partner distributions.

The Partnership established the Trust during the Fourth Quarter of 1993 and deposited $100,000 in the Trust during 1993, $90,000 during 1994, and $60,000 during 1995. The provision to establish the Trust was included in the PMA for the indemnification of TPG, in the absence of fraud or gross negligence, from any claims or liabilities that may arise from TPG acting as Permanent Manager. The Trust is owned by the Partnership. For additional information regarding the Trust, refer to Note 10 to the financial statements.

Due From Former Affiliates and Allowance for Uncollectible Amounts Due From
---------------------------------------------------------------------------
Former Affiliates
-----------------

Due from former affiliates represented misappropriated assets due from the former general partners and their affiliates in the amount of $477,000 at September 30, 1998 and December 31, 1997. It is not expected that any further material recoveries will be received.

The Partnership maintains a record of costs incurred in identifying or recovering the misappropriated assets. These amounts are expensed when incurred, and then recorded on the balance sheet as a restoration cost receivable with a corresponding allowance for such receivable deemed uncollectible. These costs are considered due from the former general partners and their affiliates. Interest has been accrued on the misappropriated funds since January 1, 1993, at a rate of 9% per annum and has been included in the restoration cost receivable. The receivable increased from approximately $1,435,000 at December 31, 1997, to $1,568,000 at September 30, 1998, and
includes $918,000 of cumulative accrued interest.

In 1993, the current General Partner estimated an aggregate recovery of $3 million for the Partnerships. At that time, an allowance was established against amounts due from former general partners and their affiliates reflecting the estimated $3 million receivable. This net receivable was allocated among the Partnerships based on each Partnership's pro rata share of the total misappropriation. Through September 30, 1998, $5,766,000 of recoveries have been received which exceeded the original estimate of $3 million. As a result, the Partnership has recognized $353,000 as income, which represents its share of the excess recovery. The current General Partner continues to pursue recoveries of the misappropriated funds, however, no further significant recoveries are anticipated.

The restoration costs are allocated among the Partnerships based on each Partnership's respective share of the misappropriation as discussed in Note 11 to the financial statements. The allocation is adjusted periodically to reflect any changes in the entire misappropriation. The Partnership's percentage of the allocation was reduced in 1993.

Liabilities
-----------

Mortgage notes payable decreased from $474,000 at December 31, 1997, to $194,000 at September 30, 1998, due to monthly principal payments made on the notes as well as the repayment of a $240,000 line of credit from the proceeds of the sale of the land in Colorado. The remaining note payable balance was repaid during October 1998 with the proceeds from the property sale.

Accounts payable and accrued expenses at September 30, 1998, amounted to approximately $43,000. The majority of this balance represented accruals of legal and auditing fees.

Real estate taxes payable amounted to $27,000 at September 30, 1998, compared to $23,000 at December 31, 1997. The balance was paid at closing of the property sales during October 1998.

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

Cash distributions paid to the Limited Partners and to the General Partner during 1998 of $1,110,000 and $3,521, respectively, have also been made in accordance with the amended Partnership Agreement. The Third Quarter 1998 distribution of $400,000 was paid to the Limited Partners on November 15, 1998.

Results of Operations:
----------------------

The Partnership reported net income for the quarter ended September 30, 1998, in the amount of $232,000 compared to $366,000 for the quarter ended September 30, 1997. For the nine months ended September 30, 1998 and 1997, net income totaled $878,000 and $1,052,000, respectively.

Revenues
--------

Total revenues were $466,000 and $551,000 for the quarters ended September 30, 1998 and 1997, respectively, and were $1,479,000 and $1,620,000 for the nine months ended September 30, 1998 and 1997, respectively. The 1998 revenue was negatively impacted by the non-recognition of percentage rents due to the agreement with the properties' buyer that all percentage rents be paid to the buyer for 1998. Percentage rent income for the nine months ended September 30, 1997 totaled $84,000.

There will be no further material operating revenues for the Partnership, as its investment properties were liquidated during October 1998.

Expenses
--------

For the quarters ended September 30, 1998 and 1997, cash expenses amounted to approximately 31% and 17% of total revenues, respectively. For the nine months ended September 30, 1998 and 1997, cash expenses totaled 27% and 18%, respectively. Total expenses, including non-cash items, amounted to approximately 50% and 34% of total revenues for the quarters ended September 30, 1998 and 1997 and totaled 44% and 35% for the nine months ended September 30, 1998 and 1997. The 1998 expenses were negatively impacted by $46,000 in fees incurred for appraisals, $50,000 for surveys, and $36,000 for environmental inspections on all of the properties in connection with the liquidation of the Partnership. 1998 expense also includes a selling commission paid on the sale of the Colorado land. Partially offsetting these expenses, interest expense has decreased significantly due to the repayment of notes during 1997 and 1998.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

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

Items 2-5.

Not Applicable


Item 6. Exhibits and Reports on Form 8-K

(a)  Listing of Exhibits:

     99.0 Correspondence to the Limited Partners dated November 15, 1998, regarding the Third Quarter 1998 distribution.

(b)  Report on Form 8-K:

     The Registrant filed no reports on Form 8-K during the third quarter of fiscal year 1998.

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


Date:  November 14, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By:  The Provo Group, Inc., General Partner



By:  /s/Bruce A. Provo
     ---------------------------------------------
     Bruce A. Provo, President


Date:  November 14, 1998



By:  /s/Kristin J. Atkinson
     --------------------------------------------
     Kristin J. Atkinson
     Vice President - Finance and Administration


Date:  November 14, 1998